Form 10KSB
period 1998-09-30
V3 SEMICONDUCTOR INC
filed 1998-12-23
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1998

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                        Commission file number 333-59133

                             V3 SEMICONDUCTOR, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada                                                      87-0429263
(State or Other Jurisdiction of                                       (I.R.S. Employer
 Incorporation or Organization)                                       Identification No.)



                               250 Consumers Road
                                   Suite 901
                          North York, ON Canada M2J 4V6
               (Address of Principal Executive Offices) (Zip Code)


                                 (416) 497 8884
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:


                              Name of Each Exchange
                     Title of Each Class on Which Registered
                                      None




         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)


                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if no disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

     The issuer's revenues for its most recent fiscal year. $4,022,161

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold as of September 30, 1998 was: $9,254,769.

     The  number  of  shares  outstanding  of  the  registrant's   Common  Stock
outstanding as of September 30, 1998 was 5,471,628.

DOCUMENTS INCORPORATED BY REFERENCE:

     Reference is made to the Registrant's Prospectus, dated October 21, 1998, filed pursuant to Rule 424(b) of the Securities Act of 1933.

     Reference is made to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on July 15, 1998, which is hereby incorporated by reference.

     Reference is made to Amendment Number 1 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on September 22, 1998, which is hereby incorporated by reference.

     Reference is made to Amendment Number 2 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 8, 1998, which is hereby incorporated by reference.

     Reference is made to Amendment Number 3 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 19, 1998, which is hereby incorporated by reference.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

         V3 Semiconductor, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 23, 1985 under the name Ariel, Inc. The Company was dormant and did not engage in any business activities until April 1994 when the Company merged with V3 Corporation and changed its name from Ariel, Inc. to V3 Incorporated. V3 Corporation, was incorporated under the Ontario Business Corporations on October 22, 1985. During the period from October 22, 1985 to April 1994, V3 Corporation engaged in the business of designing, engineering and marketing semiconductors and integrated circuits. On April 18, 1994, the Company and V3 Corporation entered into a plan of reorganization agreement through which the two companies merged into V3 Incorporated and in 1996, V3 Incorporated changed its name to V3 Semiconductor, Inc.

Overview

         The overall mission of the Company is to originate, design and market high performance peripheral and core silicon products for the Embedded Systems market. The Company believes that the Embedded Systems market has the potential for significant growth as Embedded System applications evolve in functionality from relatively simple industrial controllers to use in highly complex networking and telecommunications applications.

         The Company's products are designed to function in tandem with specific microprocessors manufactured by third parties such as Intel Corporation ("Intel"), Motorola Corporation ("Motorola"), International Business Machines ("IBM"), Hitachi Semiconductor of America ("Hitachi"), Quantum Effect Design ("QED"), Texas Instruments ("T.I."), Integrated Device Technology ("IDT") and Advanced Micro Devices ("AMD"). Microprocessors, which include microcontrollers or central processing units ("CPUs"), are the central controllers of virtually all computer systems. In addition, they are also used in a relatively invisible but very large segment of the computer industry as "Embedded Controllers" in a variety of products and applications. The Company's products work with these
CPUs by directing and controlling the flow of data between the CPUs and the various peripherals that the CPUs control. Applications include servers, communication routers, data switches, mass storage controllers, modems, facsimiles (fax) and imaging equipment, telecommunication switching equipment, networking controllers, instrumentation, industrial tools and consumer appliances.

         The Company's products are co-peripherals to all major RISC processors including, but not limited to, Intel's i960 family of processors, IBM's PowerPC series and AMD's 29K, as well as embedded x86 processors which are used for lower cost applications. In addition, with a minimum of programming, the Company's controllers (System, Memory and PCI) can be used with any and all embedded processors, such as: Motorola (PowerPC TM, 68K TM, Coldfire TM, PowerQUICC TM families), Hitachi (Super-H TM, SCA-II TM Series), MIPS TM Processors (QED, MIPS TM, IDT, NEC, Toshiba). The Company's products are designed to be compatible with existing and new standards and technologies such as PCI with I2O and are used in such new technologies as ATM, xDSL, Ethernet (10BaseT), Fast Ethernet (100BaseT), Gigabit Ethernet etc.

         The Company has identified target markets for its business, designed and developed products that satisfy the requirements of key customers in those markets, and established a number of important strategic alliances with Intel, IBM, Motorola, Hitachi and QED. The Company is presently listed on Intel's and Motorola's websites and believes it will be on Hitachi's, T.I.'s and QED's websites in the near future. The Company's sales and marketing channels are designed in order to provide total market coverage. The Company has now reached the stage in the development of its business plan and has the right management team in place, to aggressively pursue marketing and sales strategies to maximize market share in its target markets and reinforce its competitive advantages in the Embedded Systems market.

Product Lines

         The Company produces processor specific semiconductors, integrated circuits, for the Embedded Systems market. These products are used by system designers who are utilizing high-speed RISC and 'Super Scalar' microprocessors within their embedded systems design. These processors demand efficient coupling to memory and peripheral input/output (I/O) devices in order to attain any degree of efficiency. The system designer faces three alternative choices in achieving this coupling: (1) use PLDs or FPGAs (Field Programmable Gate Array) which must be customized to the application, (2) designing an ASIC to implement the application, or (3) using a V3 Semiconductor standard product which requires no design work and whose functionality has been fully tested.

         The Company's principal product lines fall into three categories: Burst
(DRAM) Memory Controllers (BMC Family), Small System Controllers (SSC Family) and PCI Bridge Controllers (PBC, EPC & PSC Families). Today's market demands also require support for these silicon devices in the form of evaluation and reference design boards, application notes, documentation and software that will enable engineers ease of interfacing to other devices in their design.

         Burst (DRAM) Memory Controllers

         Semiconductor memory is typically available in two major types, Static Random Access Memory ("SRAM") and Dynamic Random Access Memory ("DRAM"). SRAM devices are somewhat faster than DRAMs, however, they are considerably more expensive, particularly in systems where a significant amount of random access memory is required. DRAM Controllers are integrated circuits that are physically installed between the microprocessor and an array of DRAM devices and execute the appropriate control strategy to make DRAM devices behave like SRAM devices.

         The Company's Burst Memory Controllers ("BMCs") are DRAM Controllers interfaces the host processor to the low cost commodity DRAMs manufactured by merchant semiconductor manufacturers. Systems employing these controllers can replicate the performance of an SRAM based system at a fraction of the cost, at lower power levels, at higher speeds and with no design or production overhead to either the DRAM manufacturer or the system designer. In order to increase flexibility to system designers and to expand their marketability, most BMCs have features that are software programmable, enabling these features to be easily modified for performance or convenience.

         The Company has a Canadian patent on a DRAM Controller design which minimizes the power required and heat generated during the access stage with a proprietary design feature that may only be functionally replicated by other technologies at materially higher prices.

         Small System Controllers ("SSC")

         System Controllers are integrated circuits that expand the functional use of DRAM controllers by adding control features that would normally be provided by external devices. The Company's system controllers (SSC family of integrated circuits) are designed to operate with specific microprocessors such as Intel's i960 Sx/Jx, and IBM's PPC401 PowerPC processors and are typically used in high-performance network equipment and RAID (Storage) Controllers. The Company's SSC product family, allows system designers to replace many lower integration support components with a single integrated component.

         The Company's SSC System Controller family includes a high performance DRAM controller, DMA controllers, interrupt management, serial ports, I/O control logic, timers and I/O ports. The SSC can be combined with Intel i960 or IBM PowerPC processors to build powerful, low-component could add-in cards, robotics controllers and networking systems.

         PCI Bridge Controllers (PBC)

         Peripheral Component Interconnect (PCI) is a new system "bus" standard developed by more than 100 industry leading companies, including Intel, IBM, AMD, H.P. and Apple to define a single standard method of connecting CPUs to peripheral devices such as disk controllers, graphics controllers and communication devices. Most computers today use the PCI bus interface which has replaced the Industry Standard Architecture (ISA) bus interface.

         The Company was the first company to go to production with devices that supported the intelligent input/output (I2O) standard. This new standard provides a software solution (along with PCI, a standard bus interface) which optimizes CPU and system performance by handling the overhead of I/O interrupts.

         The Company has now launched its Second Generation of I2O PCI Controllers, the EPC (Enhanced PCI Controller). The EPC has additional functionality such as DMA Chaining, which supports Multi-Processor capabilities. These features are in demand by mainly networking companies such as: Cisco, Bay Networks, 3 Comm, Ascend/Cascade Communications, Hewlett Packard, Cabletron, Nortel, Newbridge and others.

         A more recent and more widely applicable family of PCI Controllers is the PCI Slave Controller ("PSC"). This family is targeted for the cost sensitive ISA devices, which are now migrating to PCI adapter cards. These are lower cost, high volume products targeted for a lower-end adapter mass market which in turn addresses the conversion from older limited and obsolete data buses (ISA) to wider and more efficient ones (PCI).

Embedded Systems Industry Overview

         According to the March 17, 1997 edition of the publication Electronic Design which cites the report "The World Embedded Controller Market" prepared by Frost and Sullivan, a market research company (the "Frost and Sullivan Report"), the total embedded market (4, 8, 16 and especially 32 and 64 bit RISC Processors) is expected to grow to approximately $34 billion by the year 2002. The embedded market is driven by the increasing performance demands for speed and functionality, of the server, mass storage, networking and communications technologies. Global players, such as Intel, Motorola, IBM, Hitachi and Hewlett Packard, who also are the Company's technology partners and/or customers, attest to this unprecedented growth by investing heavily into product development in RISC processors, new standards such as I2O and new 32 and 64 bit peripherals. Their heavy investments are driven either by the need to develop, design and market end-user equipment or semiconductor products in support of the embedded market.

         According to the Frost and Sullivan Report, the high-end 32 and 64 bit processor segment of the embedded market is expected to exceed $9 billion by the year 2002. The embedded PCI market, a major subsection of the embedded market that the Company serves, is expected to grow to $1.7 billion during the same time period. The Company is targeting a subset of this market, the peripherals sector, which is expected to grow to over $1 billion by the year 2002. The Company's goal is to attain significant market share of this surging market by 2001. Emerging standards, such as I2O (Intelligent I/O)--which address and resolve the serious and costly systems problem of data bottlenecks--create new opportunities in this market, by providing solutions to data transfer and CPU overhead problems. In an embedded system, these are crucial design issues that seriously impact system performance. The increasing need to move data faster and more efficiently will require solutions supported by the Company's current and future products.

         Initially the Company's products were developed to support RISC processors in embedded applications. As Embedded Systems requirements have evolved, driven mainly by networking and office equipment applications, the Company has moved to designing more advanced products in support of the I/O (input/output) needs that are driven by such industry leaders as Intel, IBM, H.P., US Robotics, Compaq, Cisco, Bay Networks etc. New products may include a RISC processor core or "coring" with a partner as part of a highly integrated silicon based system, as well as other highly integrated peripherals targeted for certain segments (telecom and data equipment, imaging, set-top and high-end server) of the market.

Semiconductor Industry Market Structure

         There are three major segments in the semiconductor industry: the standard integrated circuit ("IC") segment, the application specific integrated circuit ("ASIC") segment and the "chipset" segment which is a hybrid of the other two segments. Each of these market segments can be further subdivided into "merchant" and "captive" markets. The merchant market consists of producers involved in sales to unrelated third parties, while the captive market involves sales to affiliated parties. For example, while IBM is reportedly the largest producer of semiconductors in the world, its production is principally consumed internally by its "captive" vertically integrated business groups. AMD , T.I., Motorola, SGS-Thompson and NSC, on the other hand, are examples of merchant semiconductor suppliers.

IC Business Segment

         The IC business segment generally sells two types of products: relatively generic high volume, low margin devices (such as DRAM memory devices), and proprietary technologies (such as microprocessors, peripheral controllers, graphics ICs and signal processing ICs). In the "high volume" product lines, key factors for success are cost controls, manufacturing efficiency and quality. In the "proprietary" product areas, while cost and quality issues remain relevant, intellectual property and innovative design take precedence.

         For most large semiconductor producers in the merchant market, volume output and economies of scale are critical to success. However, costs of production being relatively uniform (or at least potentially so) for larger manufacturers, the value of a semiconductor manufacturer's products is determined by market demand for the features embodied in those products. Consumers of merchant market ICs select semiconductors for incorporation into their products based principally on their functionality (roughly determined by the surface area consumed per product unit) and the degree to which competing designs can be excluded from the marketplace.

         The volume requirements of major merchant market suppliers, their cost of production constraints, and the effect that this has on product selection for inclusion in the semiconductors they design and produce has created opportunities for smaller and innovative semiconductor companies, such as Cyrix, Atmel, Actel and Xilinx. This is the niche market in which the Company operates. These kinds of producers are known in the industry as "fabless" semiconductor manufacturers. These companies, under subcontracting arrangements with larger semiconductor manufacturers, focus on developing niche designs and products which can be incorporated into, or added on to, the semiconductors manufactured by principal merchant market semiconductor suppliers. Because fabless manufacturers do not have the high fixed costs associated with semiconductor manufacturing, profitable sales can be made at lower volume targets and their niche products can be brought to market both independently and through arrangements with the principal merchant market semiconductor manufacturers.

         The Company, for example, has partnered with a traditional semiconductor maker, National Semiconductor Corporation, to not only "make" products for incorporation into NSC designs but also to develop, market and sell ICs jointly with NSC.




ASIC Business Segment

         ASICs are essentially customized ICs designed for specific customer applications. The desire among manufacturers who use embedded control systems to pursue differentiation in developing their own product designs, and their needs to increase performance and reduce costs in a number of specific areas, has fueled the demand for ASICs. While this should be, in theory, a highly profitable value added undertaking for larger semiconductor manufacturers, several factors have impeded market growth and profitability in this area. The major problems of ASICs is that they are expensive to design, do not achieve full functionality without substantial upgrading and have limited market scope in the semiconductor merchant market as specific-purpose products. ASICs also are not easily accommodated within the established architecture of most systems. As a result, a number of semiconductor manufacturers specializing in ASIC products have encountered serious financial difficulties and have either discontinued operations or have been acquired by other firms in recent years. For this reason, the Company has focused upon the chipset segment of the semiconductor industry.

Chipset Business Segment

     Traditionally, "chipsets" were not a part of the embedded market. The Company's entry into the semiconductor business was founded on the premise that 32-Bit RISC processors would change the embedded design marketplace. The 32-Bit RISC processors are inexpensive and powerful, and allow functions traditionally implemented in hardware through the use of "chipsets" to be moved into software without sacrifice in performance or cost. Through the use of 32-Bit processors, the Company has defined "chipsets" for the embedded marketplace. These "chipset" devices are part of a new segment of the IC business segment known as Application Specific Standard Products ("ASSPs").

     ASSPs are designed, manufactured, marketed and sold as merchant market commodity devices or standard products and they are targeted at interfacing key functions like memory control and other peripheral functions to specific processors. The Company's interface devices cost less than equivalent ASICs or discrete solutions that would otherwise be required, and there are no development costs to the end-user.

     The 32-Bit Embedded RISC market has exploded over the past 6 years from 100,000 units shipped in 1989 to 7 million units shipped in 1994. In 1996, volumes are expected to exceed 15 million units for a total value of over $1 billion and by 2002 to exceed $7 billion. The Company has had an early start in this marketplace and given its current and planned product mix, anticipates being one of only a few suppliers of this technology.

Marketing and Sales Strategy & Strategic Partnerships

     The Company has identified target markets for its business, designed and developed products that satisfy the requirements of key customers in those markets, and established a number of important strategic alliances with Intel, IBM, Motorola, Hitachi and QED. The Company is presently listed on Intel's and Motorola's websites and believes it will be on Hitachi's, T.I.'s and QED's websites in the near future. The Company markets it products through direct sales to its major, global corporate customers; sales through the Company's network of manufacturers' representatives which include major original equipment manufacturers worldwide and sales through distributors. The Company believes that it has reached the stage in the development of its business to aggressively pursue marketing and sales strategies to maximize market share in its target markets and reinforce its competitive advantages in the Embedded Systems market.

     The Company markets its products worldwide through a network of manufacturers' representatives and distributors. The Company utilizes the technical support, customer service and materials management of its representatives and distributors. The Company's customers include Adaptec, Ascend/Cascade, Cabletron, Data General, Hewlett Packard, Hitachi, Hughes Communications, IBM, Kodak, NEC, Netspeed, Nortel, Samsung, Scitex and Sony.

     The Company has developed a number of relationships with strategic partners who combine the Company's products with their own in recommended system solutions for customers. These include the i960 division of Intel, the High End Microprocessor group of Motorola, the Embedded Processor Division of AMD, the RISC product group of IDT, the Embedded Processor group of IBM, the Embedded Super-H group of Hitachi and the MIPs Intellectual Property House QED.

     To date the Company's marketing strategy has focused on building end-user and strategic partner confidence in its IC products. Information has been disseminated to strategic partners and consultations have been held with a view to presenting the Company's products as part of the strategic partners' overall design solution to their customer's specific requirements. The Company has been able to access the resources of its strategic partners to identify target markets, determine market sizes, develop design proposals and solutions, and establish pricing policies.

     This third party marketing approach has enabled the Company to develop a substantial base of customers. These alliances have been particularly important in developing relationships and product distribution channels to smaller customers who are more risk averse and less prepared to embrace technology solutions offered by smaller customers such as the Company. Due to its strategic relationships with established merchant market manufacturers, the Company has been able to develop a level of confidence in smaller suppliers that makes it easier to establish ongoing relationships with them. Smaller customers are important to the Company's overall market development strategy since they purchase smaller quantities of its products at higher average selling prices. They also provide a more diverse and stable revenue base than that which would apply if the Company held a small number of large accounts.

Manufacturing

         The Company does not own or operate silicon fabrication facilities and therefore is referred to as a "fabless" semiconductor company. The Company has chosen to be fabless as a result of (i) the significant front end costs of constructing and owning silicon fabrication facilities (estimated at $500 million to $1 billion) and (ii) the overabundance of low cost fabrication capacity available in the market. The Company's semiconductor manufacturers include Samsung and Hyundai, both located in Korea and KLSI, located in Japan. The Company is also in discussions with IBM, Hitachi, TSMC, SGS-Thomson, S-MOS/Seiko Epson and UMC regarding fabrication.

         To assure its products meet high-quality standards, the Company has established a Manufacturing/Process Engineering group and a Quality Assurance department. The continuous audits by these groups assure that the Company's manufacturing partners and its employees have the discipline to meet the quality requirements to establish ISO 9001 certification. The ISO 9001 certification is a quality management and quality assurance certification standard developed by the International Organization for Standardization ("ISO"). The ISO 9001 certification is the highest standard in the ISO 9000 series. The ISO 9000 series was developed to provide an internationally accepted system of rating quality and for providing product standardization V3 is the only company among its competitors that is ISO 9001 compliant, a definite asset in getting approved with large customers such as NorTel and H.P. etc.

Research and Development/Product Development

         The Company has assembled a strong engineering team, comprised of senior architects and designers from companies such as ATI and LSI Logic. The Company's engineering group has designed and developed the Company's product families, including the Burst Mode Controller and the System Controller series, both of which remain in production today. The Company plans to expand its product line and enter the 64-Bit PCI Controller market, based on customer demands and embedded market and RISC processor evolution. The Company maintains a continuous dialogue with customers and technology partners to ensure that the Company's products incorporate features that are essential for the rapidly evolving (embedded) systems design requirements. As a result, the Company's new products will incorporate inputs from current customers (Hewlett Packard, IBM, Bay Networks, Cisco, Nortel, Scitex, US Robotics, Kodak, Ascend etc.) and leverage the expertise gained from joint product development with Intel, IBM, Motorola, Hitachi, QED, IDT and Hewlett Packard. For example, the Company utilized such expertise to become the first semiconductor company to introduce and demonstrate a family of products compatible with the newly emerging I2O standard.

Beta-Site and Key Customer Support Programs

         As part of its product and market development strategy, the Company supplies unpublished designs that it has developed to a small number of end-users on a trial basis, and works with those end-users to further refine and develop new products or modifications to existing products, that will meet the requirements of a particular market segment.

         The  Company  retains   ownership  and  control  over  any  proprietary
information disclosed under a Beta-site agreement and retains clear title to any developments that may result from such joint efforts.

         When the design specifications are finalized and product functionality has been demonstrated, the Company is well positioned to provide the ongoing supply requirements of those end-users or other end users in the same market segment. This process of complementary development work with end-users enhances the Company's design reputation, instills customer confidence and expands potential markets for the Company's products.

V3 Cubed Corporation ("V Cubed")

         V Cubed was incorporated under the laws of the State of Nevada on September 30, 1994, and is qualified to do business in the State of California. V Cubed is a wholly owned subsidiary of the Company that was formed for the sole purpose of providing sales and marketing support for the products of the Company. V Cubed's principal office is located at 2348 Walsh Avenue, Santa Clara, California 95051.

         In order to maximize the exposure of the Company's products to the marketplace, it is important that strict attention be paid to product marketing, customer support and sales support. While the design, manufacturing and strategic positioning of the Company products are managed from the corporate head office in Toronto, it was felt that the public face of the Company should be located in a geographical region (historically and) presently associated with the business of the Company and one with geographical proximity to the Company's largest customer base in the world.

         The net effect of establishing a presence in the heart of "Silicon Valley" has been to spread the ability to support customers across several time zones and to develop an image of the Company consistent with that which customers expect. V Cubed is chartered with the responsibility of managing customer contact on both a regional and worldwide basis even though resources from the Toronto office are sometimes required to assist in this regard. The Company's Vice President of Sales and Marketing resides at V Cubed and it is the Company's goal to expand this location's resources significantly to take advantage of this huge market.

V3 Semiconductor Corp.

              V3 Semiconductor Corp. is a corporation organized under the laws of the Province of Ontario, Canada and is a wholly owned subsidiary of the Company. The Company's research and development (R&D) activities are conducted through V3 Semiconductor Corp.



Employees

              As of September 30, 1998, the Company currently employs approximately 34 individuals, including 4 senior executives, 17 engineers, 6 individuals in sales and marketing, 4 individuals in operations and support staff. The company plans to increase the number of employees to 45-50 persons over the next year. Most new employees will be hired to expand the engineering and sales and marketing departments.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases its headquarters, a 7,500 square foot located in North York, Ontario. The lease is for a term of 5 years and 6 months, expiring January 31, 2002, with an annual base rent of Cdn.$7,491 for the first year, Cdn.$9,363.75 the second year, Cdn.$11,236.50 the third year, Cdn.$14,982 the fourth year, and Cdn.$18,727.50 for the remaining term of the lease. Additionally, on August 13, 1998, the Company leased an additional 3,346 square feet of office space for a period of three years and five months, expiring January 31, 2002. The Company leases this additional space for an annual base rent of $15,123.92. The headquarters houses the Company's President & CEO, Vice President of Engineering, General Manager and Financial Officer and Corporate Secretary and the Director of Manufacturing and Quality.

     The Company leases office space located in Santa Clara, California, which is the principal office of its subsidiary, V3 Cubed. The lease is for a term of one year, renewable annually, with an annual base rent of $25,200.

ITEM 3.           LEGAL PROCEEDINGS

         Mr. Patrick Prentiss, a former employee and original founder of the Company, filed a claim against V3 Corporation, a wholly owned subsidiary of the Company, in August 1995. The suit, which has been brought in the Ontario Court (General Division) (Commercial List), court file number B224/95, seeking damages of an undetermined number of Class "A" preferred shares of V3 Corporation. In addition, Mr. Larry Krauss, an individual who was going to act as a finder to find investors for the Company, filed a claim against the Company in November 1995 alleging breach of contract. The suit has been brought in the Ontario Court (General Division) court file number 95-CU-94054 and seeks damages of $6,000,000. The Company believes that it has meritorious defenses to both of these actions and intends to vigorously contest the actions. As a result, the Company does not believe that these actions will have a material adverse effect upon the financial conditions or results of operations of the Company. The Company is not aware of any other material legal proceedings now pending or threatened against the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Securities

         The high and low bid price(price which a market maker is willing to pay) and ask price (price at which a market maker will sell) quotations for the Company's common stock, $.001 par value per share (the "Common Stock"), as reported to the Company's management by the OTC Bulletin Board is listed in the following chart. These quotations are between dealers, do not include retail mark-ups, markdowns or other fees and commissions, and may not represent actual transactions.


DATE                                              LOW BID             HIGH BID           LOW ASK             HIGH ASK
----
Fiscal 1996
     December 31, 1995                            $ 4.50              $7.50              $5.50               $8.25
     March 31, 1996                               $ 3.50              $5.875             $4.25               $6.875
     June 30, 1996                                $ 1.50              $6.00              $2.00               $8.00
     September 30, 1996                           $ 1.50              $4.125             $2.25               $8.00
Fiscal 1997
     December 31, 1996                            $ 0.625              $3.25             $1.75               $4.25
     March 31, 1997                               $ 1.00              $3.00              $2.50               $4.50
     June 30, 1997                                $ 1.25              $4.125             $2.25               $5.00
     September 30, 1997                           $3.50               $4.375             $4.25               $5.25
Fiscal 1998
     December 31, 1997                            $ 2.375             $4.25              $3.25               $5.00
     March 31, 1998                               $3.75               $7.00              $4.00               $7.75
     June 30, 1998                                $ 3.875             $6.125             $4.00               $6.75
     September 30, 1998                           $3.25               $4.125             $3.625              $4.375


     At September 30, 1998, there were 828 shareholders of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding during the past two fiscal years. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

Recent Sale of Unregistered Securities

     On March 16, 1998, the Company, through its placement agent, The Mason Cabot ("Mason Cabot") Division of W.J. Nolan & Co., undertook the private placement of Common Stock of the Company at a price of $3.50 per share. The Common Stock was sold pursuant to an exemption from registration under Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933 (the "Securities Act") as not involving a public offering. The offering contemplated a minimum gross amount of $1,000,000 and a maximum of $5,500,000. On May 6, 1998, the initial closing was conducted in which the Company sold 687,926 shares for aggregate gross proceeds of $2,407,741. On June 15, 1998, the second and final closing was conducted in which the Company sold 684,732 shares for aggregate gross proceeds of $2,396,562. In the two closings the Company sold a total of 1,372,658 shares of Common Stock for $4,804,303. Mason Cabot received a 7% selling commission and a 1.5% non-accountable expense allowance for its services as placement agents. The Company received net proceeds of this sale of approximately $4,375,000. The Company has not used any of the proceeds from foregoing offering. Such proceeds are presently invested in short-term notes and will be used for the purchase of software, hardware and for the hiring of additional personnel.

         In addition to the foregoing, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "Commission") pursuant to which the Company registered 518,082 shares of Common Stock, consisting of shares of Common Stock underlying various options and warrants. The registration statement was assigned the file number 333-59133 and was declared effective on October 21, 1998.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and are presented in United States dollars ($).

General

         The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The Company's products are co-peripherals to microprocessors manufactured by third parties such as Intel Corporation, Motorola Corporation, International Business Machine, Hitachi Semiconductor of America, Quantum Effect Design, Texas Instruments, Integrated Device Technology and Advanced Micro Devices. The principal product lines fall into three categories: Burst DRAM Memory Controllers (BMC family), System Controllers ( SSC and USC families) and PCI Bridge Controllers (PBC, EPC and PSC families). These products are used in applications such as servers, communication routers, data switches, mass storage controllers, modems, facsimiles and imaging equipment, telecommunications switching equipment, networking controllers, instrumentation, industrial tools and consumer appliances.

         The Company does not own or operate any silicon fabrication facilities and therefore is referred to as a "fabless" semiconductor company. The Company has chosen to be fabless as a result of: (i) the significant front end costs of constructing and maintaining a silicon fabrication facility; and (ii) the overabundance of low cost fabrication capacity available. The Company's manufacturing subcontractors include Samsung and Hyundai in Korea and KLSI in Japan.

         The Company's products are sold to Original Equipment Manufacturers (OEM's) to be incorporated into products such as the ones listed above. A "design win" is recorded when an OEM decides to incorporate one, or more, of the Company's products into one of their end products. It could take anywhere from 3 to 24 months for a design win to proceed to production volumes as the OEM must design, test market and build the market for its product. As a result, the Company is highly dependent on design wins generated in the current fiscal period to yield revenues in future fiscal periods.

Results of Operations

Overview

         The following table sets forth for the years ended September 30, 1998, 1997 and 1996: (i) certain items in the Company's Consolidated Statement of Operations expressed as a percentage of revenues; and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year:

                                                                          Items as a Percentage       Period to Period Percentage
                                                                              Of Net Sales                Increase (Decrease)
                                                                               Years Ended                    Years Ended
                                                                              September 30,                  September 30,
                                                                         1998     1997     1996          1997-98     1996-1997
Sales                                                                   100.0%   100.0%   100.0%          95.8%       121.2%

Gross Profit                                                             68.8     61.6     53.1          118.8        156.9

Other Income                                                              5.3     13.3     88.4        (22.7)       (66.7)

R&D Expenditures                                                         14.5     18.9     59.3           50.5      (29.6)

Selling, General & Administrative                                        55.2     62.6    144.8           73.1       (4.5)

Net Income                                                                4.4   (6.5)   (62.5)

     (1) The R&D expenditures are expressed before applying R&D tax credits of $306,000 in 1998, $35,032 in 1997 and $39,132 in 1996.

     Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997.

Sales

         Sales for 1998  increased  $1,870,059 to  $3,821,512,  a 95.8% increase over sales of $1,951,453 in 1997. The dramatic sales increase was attributable to an increase in the number of design wins that are now shipping in production volumes, the release of an updated SSC device, the introduction of the first members of the EPC product family and an increase in the number of manufacturers sales representatives promoting the Company's products. Increases in the number of production design wins resulted in an increase of 94% and 69% in sales of the BMC and PBC product families, respectively. The introduction of an updated SSC device boosted sales of that device by 254%. Increasing the number of manufacturing sales representatives helped to increase the Company's products' exposure in the marketplace and resulted in additional design wins.

Gross Profit

     Gross profit was $2,630,989 in 1998, an $1,428,619 or 118.8% increase over gross profit of $1,202,370 in 1997. The increase was predominantly due to increased sales and reduced product costs. In 1998, gross profit margins, as a percentage of sales, were 68.8%, compared to 61.6% in 1997. The increase in gross margin is a reflection of the reduced product costs negotiated with the manufacturing subcontractors. Such a reduction in costs would have resulted in even greater profit margins; however, the Company's sales mix has changed to include an increased volume of transactions at reduced margins. As the number of volume transactions increase, gross margin is expected to level off and decline slightly.

Other Income

         Included in other income are royalty income, consulting fees and interest income totaling $200,649 in 1998,a decrease of $59,063 or 22.7% compared to $259,712 in 1997.

         In 1998, royalty income decreased by $166,336 or 64.6% to $91,136 compared to $257,472 in 1997. This decrease was a direct result of a reduction in royalty payments from National Semiconductor Corporation ("NSC"). In 1998 the Company received $36,122 in consulting fees for work performed on the behalf of non-related companies. The Company did not receive consulting fees in 1997. In 1998 interest income increased by $71,151 or 3,176.4% to $73,391 compared to $2,240 in 1997. In 1998 the main source of interest income was generated from investing the funds raised from the private placement in short-term interest bearing notes.

Research & Development ("R&D") Expenditures

         R&D expenditures increased by 50.5% to $553,641 in 1998, from $367,959 in 1997, before applying R&D tax credits of $306,000 in fiscal 1998 and $35,032 in fiscal 1997. The increase in R&D expenditures was due to an increase in R&D personnel. The number of employees involved in R&D increased by 240% in 1998 compared to 1997 and resulted in an increase of 145% in R&D wages in 1998 compared to 1997. R&D costs were reduced by government funding of $157,958 in 1998, compared to government funding of $124,989 in 1997. The Company expects to double the number of engineering personnel currently involved in R&D to enable it to release products into the marketplace on a more expedited basis.

Net Income (Loss) for the year

         Net income for 1998 was $167,193, compared to a net loss of $124,596 in 1997. The Company's return to profitability was predominately due to a 95.8% increase in sales from 1997 to 1998, as well as the 7.2% increase in sales margin during the same time period. In 1998, selling, general and administrative expense increased by 73.2% or $892,085 to $2,110,804 in 1998, as compared to $1,218,719 in 1997, as a result of substantial increases in non-R&D wages, selling commissions paid to manufacturers sales representatives, promotion and advertising expenses, and professional fees.

     Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996.

Sales

     Sales increased 121% to $1,951,453 in fiscal 1997 from $882,042 for the 1996 fiscal year. The dramatic sales increase was due to the introduction of revision B2 of the PBC devices as well as the revision D of the BMC devices. These updated devices accounted for an increase in sales of 261.9% and 82.3% for the PBC and BMC devices respectively.

Gross Profit

     Gross profit increased 156.9% to $1,202,370 in fiscal 1997, from $468,080 in fiscal 1996. The increase in gross profit was a result of increased sales combined with higher profit margins. The Company was able to increase its gross profit percentage by (i) reducing the prices the Company pays to its ASIC manufacturing subcontractors by 20% to 60% through negotiating better pricing terms, and (ii) streamlining the product delivery structure. Most of the Company's products are now shipped directly from its manufacturing subcontractor to the Company's third party inventory logistics partner. The logistics partner, at the direction of the Company's, is responsible for shipping product to the customer. As a result, all costs related to inventory storage, product handling, quality inspections and product delivery are incurred by the logistics partner.

Other Income

     Other income during fiscal 1997 was $259,712, a decrease of $520,286, or 67%, as compared to $779,998 during fiscal 1996. Other income includes royalty income, consulting fees and interest income totaling.

     In 1997, royalty income decreased by $347,598, or 57.4%, to $257,472 compared to $605,070 in 1996.This decrease was a direct result of a reduction in royalty payment from National Semiconductor Corporation ("NSC"). NSC has the rights to manufacture and market an earlier version of the Company's Burst Memory Controller ("BMC") product family. NSC paid the Company a royalty equal to 50% of the selling price on the first 100,000 units shipped to their customers; thereafter, the royalty is reduced to 7.5% per unit. In January 1997, NSC shipped their 100,000th unit and, as a result, the royalty payable on all additional units sold was reduced to 7.5% per unit. The reduction in "Other Income" is a direct reflection of the reduction in the royalty percentage. The Company believes that the decrease in royalty payments from NSC will be offset by increased sales of its newer BMC products. The Company is currently contacting customers that have purchased the Company's older BMC products and converting them to its new line of BMC products. In 1996, the Company generated $174,450 in consulting fees for work performed for non-related companies. The Company did not generate consulting fees in 1997. In 1997, interest income increased $1,762, or 368.6%, to $2,240 compared to $478 in 1996. In both years, daily interest paid on deposits accounted for all interest income.

Research & Development ("R&D") Expenditures

     R&D expenditures decreased by 29.6% to $367,959 in fiscal 1997 from $522,783 in fiscal 1996, before applying R&D tax credits of $35,032 in fiscal 1997 and $39,132 in fiscal 1996. The Company reduced the costs of its R&D by reducing the number of modifications made to its products. Products are often modified after they have been designed and produced due to shifting standards in the semiconductor industry and because of bugs that may be discovered in early versions of products. The Company has been able to reduce the number of modifications or "re-spins" that it has to make to its products. For example, in 1996 the Company re-spun its PCI Bridge Controllers ("PBC") three times and in 1997 the Company did not have to re-spin its PBC device at all. The Company further reduced its R&D expenses in 1997 by reducing the number of evaluation boards designed and built in favor of an increased number of application notes. In the past, the Company would demonstrate how its products worked in applications by producing actual evaluation boards containing the Company's products. Customers could then use these boards to evaluate the Company's products. During 1997, the Company shifted to using application notes to demonstrate its products rather than producing evaluation boards. The application notes are essentially paper designs which demonstrate, on paper, how customers can build systems with the Company's parts, without incurring the costs of actually building the board level systems.

Loss for the Year

     Losses for the fiscal year 1997 were reduced by 77.4% to $124,596, as compared to the loss of $551,467 for fiscal year 1996. The Company's reduction in losses was a result of increased sales, increased profit margins, reduced R&D costs and improvements in operating efficiencies.

Liquidity and Capital Resources

     In 1998, the Company generated a positive cash flow from operating activities of $97,092. The principal source of cash was from net income of $167,193 and an increase in accounts payable of $244,211. Net income increased principally because of increases in sales and gross profit. Payable increased because of the increased volume of business. The principal use of cash was for an increase in inventory of $73,038 and in increase in accounts receivable of $522,227. Both inventory and accounts receivable increased as a result in the increase in the volume of business. Cash used by investing activities was $170,842 as a result of the purchase of computer equipment and software used to run the business and develop products. Financing activities provided net cash flow in the amount of $4,311,371. The principal source of cash was from the issuance of 1,372,658 shares of Common Stock. The principal use of cash flow generated from financing is repayment of bank loan payable in the amount of $55,313. Net cash flow generated after all activities was $4,237,621.

     In 1997, the Company generated a positive cash flow from operating activities of $374,190. The principal source of cash was from a decrease in accounts receivable of $158,319, a decrease in inventories of $53,097 and an increase in accounts payable of $136,281. Accounts receivable decreased because the Company started shipping more products through distribution and utilizing discounts to generate faster invoice payments. Inventories were reduced due to the addition of the inventory and logistics subcontractor. Payable increased because of an increase in the volume of business. The principal use of cash was from a net loss of $124,596. The net loss was generated mainly from increases in R&D expenses. Cash used by investing activities was $62,553 as a result of the purchase of computer equipment used to develop products. Net cash flow generated after all activities was $242,224.

     On March 16, 1998, the Company, through its placement agent, The Mason Cabot ("Mason Cabot") Division of W.J. Nolan & Co., undertook the private placement of Common Stock at a price of $3.50 per share. The offering contemplated a minimum gross amount of $1,000,000 and a maximum of $5,500,000. On May 6, 1998, the initial closing was conducted in which the Company sold 687,926 shares for aggregate gross proceeds of $2,407,741. On June 15, 1998, the second and final closing was conducted in which the Company sold 684,732 shares for aggregate gross proceeds of $2,396,562. In the two closings the Company sold a total of 1,372,658 shares of Common Stock for $4,804,303. Mason Cabot received a 7% selling commission and a 1.5% non-accountable expense allowance for its services as placement agents. The Company received net proceeds of this sale of approximately $4,374,000.

     In September 1997, the Company entered into a line of credit with the Canadian Imperial Bank of Commerce ("CIBC") for a maximum of $140,000. No funds have ever been drawn on this facility. This facility bears interest at the prime rate, as established by the Royal Bank of Canada, plus two percent.

     In April 1998, the Company entered into an agreement with the Export Development Corporation ("EDC"), a company developed by the Government of Canada, whereby the Company purchases insurance from EDC, which covers up to 90% of the Company's receivables. The premium for such insurance, on average, equals one half of one percent of the Company's receivables in a given month.

     Management believes that the net proceeds of the private placement, cash flow generated from operations and the funds available under the line of credit will be sufficient to meet the Company's capital, operating and research and development requirements for the next 12-18 months.

Foreign Exchange

     All sales are received in US dollars and all goods purchased for resale are purchased in US dollars. Although the Company is a US company, expenses incurred by V3 Semiconductor Corp, a wholly owed subsidiary of the Company located in Toronto, Canada, are incurred in Canadian dollars. Operational expense incurred by V3 Semiconductor Corp. accounted for 77% of the Company's total operational expenses in 1998. Upward variations in the value of the Canadian dollar, as compared to the value of the US dollar, could adversely effect the Company's results.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digits to distinguish 21st century dates from 20th century dates. Therefore, any such computer systems and software products that recognize a date code field of "00" as the year 1900 rather than the year 2000 could result in errors or system failures. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant. In addition, the Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to the same problem. Should miscalculations or other operational errors occur as a result of the Year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worse case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

     The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following three key areas of its business that may be affected:

Products

         The Company has evaluated each of its products and believes that each is substantially Year 2000 compliant. However, the Company believes that it is not possible to determine whether all of its customers' products into which the Company's products are incorporated will be Year 2000 compliant because the Company has little or no control over the design, production and testing of its customers' products.

Business Systems

         Based on the Company's continuing assessment, the Company has determined that the core of its business software applications, including those critical to the Company's normal operation are Year 2000 compliant. However the Company is currently evaluating business and planning software from JD Edwards, BAAN and Navision and plans to install one of these systems early in 1999. The costs associated with bringing on-line one of these business planning applications, estimated to be between $100,000 and $250,000, have not been allocated to the Year 2000 issue as they will be purchased by the Company to satisfy its business needs and not solely to address the Year 2000 issue.

Third-Party Suppliers

         The Company relies, directly and indirectly, on external systems utilized by its suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company has contacted all of its major suppliers and other critical business partners in an effort to identify and mitigate Year 2000 matters originating from third parties which may adversely affect the Company. Contingency plans, if required, will be developed for transactions with suppliers that appear to be lagging with their Year 2000 readiness programs. This may include replacing these suppliers. The Company is currently reviewing supplier responses and is obtaining additional information.

         The Company will use internal resources to complete the Year 2000 project and does not expect the costs from implementing the project to have a material effect on the Company's business operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers of the Company are as follows:


Name                                                      Age         Position

John Zambakkides                                           48         President, Chief Executive Officer and Director

Carl Mitchell                                              38         General Manager, Secretary  and Treasurer

Michael Alford                                             38         Vice President of Engineering

Gregg Smith                                                50         Vice President Sales and Marketing

Bernard N. Slade                                           74         Director

Jim Wilkinson                                              50         Director

John A. Fazackerley                                        63         Director

Robert Skinner                                             48         Director


     Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     John Zambakkides. Mr. John Zambakkides joined the Board of Directors of the Company in May, 1995 and on April 13, 1996, he was appointed as President and Chief Executive Officer of the Company. Mr. Zambakkides has an Electronics Diploma from Niagara College and an Electronics Bachelor of Engineering from Ryerson Polytechnical Institute. From 1992 to 1996, Mr. Zambakkides worked with InTELaTECH, Inc. From 1972 to 1992, Mr. Zambakkides served as Regional Manager for Fairchild Semiconductor during which time he helped to establish Fairchild in the Canadian market. After National Semiconductor Corp. ("NSC") acquired Fairchild, Mr. Zambakkides was made General Manager for NSC. Mr. Zambakkides served on the Board of Directors of the Canadian subsidiaries of both Fairchild and NSC for a total of 13 years where he contributed his expertise in the areas of sales, engineering and corporate development. In addition, his expertise was supplemented by numerous courses in management, finance as well as Total Quality Management ("TQM"), whereby he was also an accredited instructor for the Canadian organization.

     Carl Mitchell. Mr. Mitchell has served as the Company's General Manager & Corporate Secretary since June 1994 and is responsible for the General Administration and Management of the business operations of the Company. Mr. Mitchell joined V3 Semiconductor Corp. in 1987 and was responsible for writing and documenting the user interface for the Pc/La Personal Logic Analyzer, as well as setting up and maintaining the distribution channels for that product family. In 1989 Mr. Mitchell was appointed Company Controller and was responsible for the accounting functions as well as the preparation of the financial statements. Mr. Mitchell is currently responsible for the operations, administration and financial & corporate reporting of the V3 group of companies. Mr. Mitchell graduated from the University of Toronto in 1984 with a Specialist Degree in Computer Science. Prior to joining the Company, Mr. Mitchell was Software Group Manager at Syntronics Inc.

     Michael Alford. Michael Alford, B.E.Sc. (Electrical) graduated from the University of Western Ontario in 1983 with a degree in Electrical Engineering. Since that time Mr. Alford has developed a wide range of experience in all phases of electronic design, with a particular emphasis on the design of semiconductors. Mr. Alford was one of the first design engineers employed by V3 and has recently returned as hardware design manager. Prior to his return, he was the design group leader for multi-media products at ATI. While at ATI Technologies, he led a team that designed part of an Intel i750 derivative for acceleration of digital video. He was also a project manager for ATI's first video re-sizing and reformatting chip. He has experience in ASIC and custom VLSI chip designs (CMOS technology), and he holds several patents in the area of multi-media architectures. Mr. Alford graduated from the University of Western Ontario in 1983 with a degree in Electrical Engineering.

     Gregg Smith. Mr. Smith has been the Vice President Sales and Marketing since he joined the Company in 1997. Prior thereto, from 1986 to 1997, he was the Western Area Vice President with Future Electronics, Corp. responsible for the largest territory in the world where he supervised the management of eleven sales offices, employing more than 250 people. From 1975 to 1986 Mr. Smith worked for National Semiconductor Corp., first as Canadian Regional Manager, then starting in 1979 as an Area Sales Manager based in Arizona, then in 1982 as Area Sales Manager based in Southern California. From 1972 to 1975 he was General Manager for one of Hamilton Avnet's largest branches in North America. Mr. Smith is senior sales executive with over 20 years experience in sales and sales management with national and regional organizations in the manufacturer and distribution areas of the Semiconductor Industry. Mr. Smith graduated from the University of New Brunswick with a Bachelor of Science and Business Degree.

     Bernard N. Slade. Mr. Slade was elected to the Company's board of directors in April, 1996. Mr. Slade also serves on the board of directors of YieldUp International, a firm he founded in 1993. From 1993 to 1984, Mr. Slade acted as a consultant for Arthur D. Little, Inc. and Gemini Consulting. Prior to becoming a consultant, Mr. Slade spent 28 years working for IBM, from 1956 to 1984, where he held a number of senior positions including management of product development and manufacturing for the components division and Corporate Director of Manufacturing Technology. From 1948 to 1956 Mr. Slade worked in research and development for RCA. Mr. Slade is the author of "Compressing Product Development Cycle" and "Winning the Productivity Race."

     James Wilkinson. Mr. Wilkinson was elected to the Company's board of directors in April, 1996 and is also currently working as a consultant in the industry. From 1994 to 1997, Mr. Wilkinson served as the Vice-President, Chief Operating Officer and Secretary to Tee-Comm Electronics, Inc. and has 30 years of experience in corporate finance. From 1987 to 1994, Mr. Wilkinson served as Vice President and Treasurer of Northern Telecom Ltd., and from 1984 to 1987 Mr. Wilkinson was the Assistant Treasurer of Corporate Finance for Northern Telecom Ltd. Prior thereto, he held senior financial positions with Shell Canada Ltd. and Canadian National Railway Co.

     John A. Fazackerley. Mr. Fazackerley was elected to the board of directors in September, 1997. Mr. John Fazackerley , founded Digital Processing Systems in 1987 and is currently serving as its Chairman of the Board. From 1975 to 1987, Mr. Fazackerley was employed by Scientific Atlanta. When he joined Scientific Atlanta, he served as head of Broadband sales for their newly established Canadian facility. In 1977 he was promoted to General Manager and in 1987 he purchased Scientific Atlanta's studio (equipment) products, under its Digital Video Systems division, and formed Digital Processing Systems. Mr. Fazackerley has served as a director on the Board of the Canadian Cable Television
Association for seven years and he presently serves as an international representative on the Management Committee of the International broadcasting Convention in London, England. He was born in Cheshire, England were he received his Radio and Television Engineering diploma from Sanford University.

     Robert Skinner. Mr. Skinner was elected to the board of directors in March 1998. From 1992 to 1998 Mr. Skinner has managed his own investments, specializing in emerging companies in the technology market. From 1980 to 1992, Mr. Skinner was an executive director of Bain Capital Markets Ltd., Bain Securities Ltd., and Bain and Co. Ltd., the group holding company. He first joined Bain and Co. in 1980 working in its Fixed Income Division, and soon thereafter became a partner in the firm in December 1981. During his career with Bain and Co. he was also involved in risk management, mortgage securitization, and commodities markets with emphasis on both coal and industrial metals. Mr. Skinner's experience in the securities industry commenced in 1977, when he joined Capel Court Corporation Ltd., a merchant bank, where he engaged in securities trading and structuring transactions.

     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses and, during fiscal 1998, each of Mssrs. Slade, Wilkinson, Fazackerley and Skinner were granted 10,000 options to purchase Common Stock as compensation for their services as directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company did not become a reporting company until October 21, 1998. As such, as of September 30, 1998, the Company had no obligation to file reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, and the Company's Vice-President of Sales and Marketing, for services rendered in all capacities to the Company for the fiscal period ended September 30, 1998. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                                                                                                      Long Term
Name and Principal Position                                  Other               Annual          All Other            Compensation
                               Year             Salary       Compensation        Bonus           Compensation         Awards/Options
John Zambakkides,
President and Chief
Executive Officer...           1998(1)          $141,657         ---             $80,000         $19,010(2)                ---

Gregg Smith, Vice
President Sales
and Marketing............      1998              $67,384      $23,265(3)           ---           $54,950(4)                ---

----------------

     1.  All dollar amounts for Mr. Zambakkides reported in Canadian dollars.

     2. Represents car allowance paid to Mr. Zambakkides pursuant to his employment agreement with the Company.

     3.  Represents commissions paid to Mr. Smith.

     4. Represents $48,950 in consulting fees and $6,000 in car allowance paid to Mr. Smith.

     The following table shows the value at September 30, 1998 of unexercised options held by the named executive officers:

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values


                                                                   Number of Securities
                                    Shares                         Underlying Unexercised          Value of Unexercised
                                   Acquired          Value            Options at                 In-the-Money Options at
                                      On            Realized        Fiscal Year-end (#)            Fiscal Year-end ($)
Name                               Exercise (#)      ($)         Exercisable/Unexercisable          Exercisable/Unexercisable
John Zambakkides,
President and Chief
Executive Officer.....                  0               0                   160,000/0                      $50,000*/$0

     * The options held by Mr. Zambakkides are exercisable at $3.75 per share of Common Stock. Assumes a fair market value of $4.0625 per share.

Employment Arrangements

         From October 1, 1998 to December 31, 1998, John Zambakkides, the Company's President and Chief Executive Officer, was employed pursuant to an agreement providing for annual compensation of Cdn. $160,000. On January 1, 1998, Mr. Zambakkides entered into a new agreement with the Company whereby Mr. Zambakkides will be employed as the Company's President and Chief Executive
Officer for a term of five years and, thereafter, the agreement shall be renewable annually. The agreement provides for a base salary of Cdn. $200,000, however Mr. Zambakkides has elected to receive a salary of Cdn. $140,000. The employment agreement provides for a car allowance of Cdn. $1,000 per month. In addition, Mr. Zambakkides is entitled to receive a bonus and options based upon achieving certain goals and objectives as determined by the Board of Directors.

Employee Stock Option Plan

         In February 1996, the Company adopted, by action of the board of directors and stockholders, the 1996 Employee Stock Option Plan (the "Plan"). The Plan which was amended in February 1997, provides for the issuance of incentive stock options to qualified employees. The Plan does not have an expiration date. Set forth below is a summary of the Plan, but this summary is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as an exhibit to the Company's Registration Statement.

         The Plan is authorized to grant options or other equity-based incentives for 400,000 shares of the Common Stock. If shares subject to an option under the Plan cease to be subject to such option, or if shares awarded under the Plan are forfeited, or otherwise terminated without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the Plan.

         Awards under the Plan may be made to key employees, including officers of and consultants to the Company, its subsidiaries and affiliates, including any director. The Plan imposes no limit on the number of officers and other key employees to whom awards may be made; however, no person shall be entitled to receive awards which would entitle such person to acquire more than 10% of the number of shares of Common Stock available under the Plan.

         The Plan is to be administered by a committee of no less than two disinterested directors to be appointed by the board (the "Committee"). No member or alternate member of the Committee shall be eligible to receive options or stock under the Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. If no Committee is appointed, the functions of the Committee shall be performed by the board of directors.

         The Committee will have the authority to grant the following types of awards under the Plan: incentive or non-qualified stock options. The Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights.

         As of the September 30, 1998, the Board granted stock options to purchase an aggregate of 548,483 shares of Common Stock at exercise prices between $1.75 and $6.25. Such exercise prices were determined by the Board to be the fair market value per share on the date of grant. Under the Plan the options become exercisable as to 33.33% upon grant and 33.33% on each of the next two anniversaries of the grant, however, the Committee, at its discretion, can establish other vesting schedules. All options granted under the Plan expire five years from the date of grant. The options which have been granted expire between July 7, 1999 and February 22, 2006.

Employee Stock Purchase Plan

         On February 12, 1996, the Board of Directors approved an employee stock purchase plan. The plan reserves 20,000 shares of Common Stock, out of the shares of Common Stock reserved under the Stock Option Plan, for eligible employees and permits employees to purchase Common Stock through payroll deductions at a purchase price of 90% of the fair market value of the Common Stock on the purchase date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 1998, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:


                                   Number of Shares              Approximate
                                     Beneficially               Percentage of
                                        Owned                   Common Stock**
Name*


John Zambakkides(1)                            160,000                  3%

Carl Mitchell(2)                               712,336                 13%

Michael Alford(3)                              483,248                  9%

Alan Simmons(4)                                689,434                 13%

Bernard N. Slade(5)                             85,000                  2%

Jim Wilkinson(6)                                25,000                 0.5%

John A. Fazackerley(7)                          15,833                 0.3%

Robert Skinner(8)                              210,002                  4%

Patrick Prentiss                               543,654                 10%

Bellingham Industries Inc.                     599,857                 11%

All Officers and Directors
as a Group (4 persons)
                                             1,691,419                 31%

------------------

     * Except as noted above, the address for the above identified officers and directors of the Company is c/o V3 Semiconductor, Inc., 250 Consumers Road, Suite 901, North York, Ontario, Canada M2J 4V6.

     ** Percentages are based upon the assumption that the shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

     (1) Includes 160,000 shares of Common Stock issuable upon exercise of the stock options granted John Zambakkides as part of a special grant, which are immediately exercisable.

     (2) Includes 50,000 shares of Common Stock owned by Mr. Mitchell's wife and 40,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's Employee Stock Option Plan ("ESOP"). Of such options, 35,000 are immediately exercisable.

     (3) Includes 140,000 shares of Common Stock owned by Mr. Alford's wife and 40,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP. Of such options, 35,000 are immediately exercisable.

     (4) Includes 159,101 shares of Common Stock owned by Mr. Simmons' wife and 142,650 shares of Common Stock owned by Mr. Simmons' mother-in-law and 15,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP.

     (5) Includes 25,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable. Includes 20,000 shares owned by Mr. Slade's wife and 6,000 shares owned by Mr. Slade's son.

     (6) Includes 25,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

     (7) Includes 15,833 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

     (8) Includes 200,002 shares of Common Stock owned by Cedar Capital Limited. Robert Skinner is the sole shareholder of Cedar Capital Limited. Includes 10,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A shareholder, Alan Simmons, provided consulting and management services to the Company for fees in the amount of $67,757 for fiscal year ended September 30, 1997 and $28,246 in fiscal year ended September 30, 1998. These amounts are included in the Company's Research and Development expense. From October 27, 1997 to May 1, 1997, prior to joining the Company as Vice President of Sales and Marketing, Scott Smith provided consulting and management services to the Company for fees in the amount of $48,950 for fiscal year ended September 30, 1998. The consulting and management services provided by Mssrs. Simmons and Smith were on terms no less favorable than those that could have been obtained from an unaffiliated party.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Exhibits

         The following Exhibits are filed as part of this Report:

       Exhibit
       Number              Description

         3.1      Certificate of Incorporation, as amended to date (1)
         3.2      By-Laws (1)
         4.1      Form of Common Stock Certificate (2)
         4.2      1996 Stock Option Plan (1)
         10.1     Lease of premises located at 250 Consumers Road, North York, Ontario, Canada (2)
                  Employment Agreement between the Company and John Zambakkides, executed on February 23, 1996 (3)
         10.2     Lease of additional space at the Company's headquarters located at
                  250 Consumers Road, North York, Ontario, Canada, executed on August 13,
                  1998.
         10.3     Letter agreement, dated August 19, 1998, between the Company and Commerce  Communities  renewing the lease on the  Company's  office space in Santa Clara, California.
         23.1     Consent of KPMG LLP, the Company's Independent Auditors, regarding Form SB-2 Registration Statement (4)
         23.2     Consent of Sichenzia, Ross & Friedman LLP regarding Form SB-2 Registration Statement (4)
         27.1     Financial Data Schedule

-------------

     (1) Reference is made to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on July 15, 1998, which is hereby incorporated by reference.

     (2) Reference is made to Amendment Number 1 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on September 22, 1998, which is hereby incorporated by reference.

     (3) Reference is made to Amendment Number 2 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 8, 1998, which is hereby incorporated by reference.

     (4) Reference is made to Amendment Number 3 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 19, 1998, which is hereby incorporated by reference.

                      Consolidated Financial Statements of

                             v3 semiconductor, inc.

                     Years ended September 30, 1998 and 1997

                          INDEX TO FINANCIAL STATEMENTS



V3 Semiconductor, Inc.:

       Report of Independent Auditors.....................................................................F-3

       Balance Sheet......................................................................................F-4

       Statement of Operations............................................................................F-5

       Statement of Stockholders Equity...................................................................F-6

       Statement of Cash Flows............................................................................F-7

       Notes to Financial Statements......................................................................F-8 - F-25





                          independent Auditors' Report


To the Shareholders of V3 Semiconductor, Inc.



We  have   audited  the   accompanying   consolidated   balance   sheets  of  V3
Semiconductor, Inc. as at September 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1998, in accordance with generally accepted accounting principles in the United States.



/s/ KPMG LLP

KPMG LLP

Chartered Accountants



Toronto, Canada

November 30, 1998
v3 semiconductor, inc.
Consolidated Balance Sheets
(Stated in United States dollars)

September 30, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash and cash equivalents                                             $    4,821,556        $     558,676
     Accounts receivable, net of allowance for doubtful
       accounts of $15,533; $1,104 at September 30, 1997                          754,119              231,892
     Inventories (note 2)                                                         168,490               95,452
     Prepaid expenses                                                              39,694               31,172
-------------------------------------------------------------------------------------------------------------------
                                                                                5,783,859              917,192

Capital assets (note 3)                                                           420,794              372,709

-------------------------------------------------------------------------------------------------------------------
                                                                           $    6,204,653        $   1,289,901
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                      $      576,055        $     331,844
     Accrued liabilities                                                           64,777               27,160
     Capital taxes payable                                                          4,940                2,534
     Deferred revenue                                                             105,394                6,699
     Bank term loan                                                                     -               55,313
     Obligation under capital lease (note 5)                                            -                8,350
-------------------------------------------------------------------------------------------------------------------
                                                                                  751,166              431,900

Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding (note 6)                                                -                    -
         Special shares:
              Authorized  3,400,000;  46,368  shares issued and  outstanding  at
                September 30, 1998; 697,310 shares issued and outstanding at
                September 30,1997 (note 6)                                            124                  449
         Common shares:
              Authorized 50,000,000; 5,471,628 shares issued and
                outstanding at September 30, 1998; 3,437,928
                issued and outstanding at September 30, 1997 (note 6)               5,472                3,438
         Additional paid-in capital                                             6,050,500            1,649,175
-------------------------------------------------------------------------------------------------------------------
                                                                                6,056,096            1,653,062
     Cumulative translation adjustment                                             15,728               (9,531)
     Deficit                                                                     (618,337)            (785,530)
-------------------------------------------------------------------------------------------------------------------
                                                                                5,453,487              858,001
Commitments (note 11)
Contingent liabilities (note 12)

-------------------------------------------------------------------------------------------------------------------
                                                                           $    6,204,653        $   1,289,901
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Consolidated Statements of Operations
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

-------------------------------------------------------------------------------------------------------------------
                                                                            1998             1997                  1996
-------------------------------------------------------------------------------------------------------------------

Sales                                                            $     3,821,512   $    1,951,453       $       882,042

Cost of goods sold                                                     1,190,523          749,083               413,962
-------------------------------------------------------------------------------------------------------------------

                                                                       2,630,989        1,202,370               468,080

Other income (note 7)                                                    200,649          259,712               779,998

Expenses:
     Selling, general and administrative                               1,891,758          987,616             1,070,050
     Research and development (note 8)                                   247,641          332,927               483,651
     Depreciation and amortization                                       122,757          143,151               128,497
     Rent and utilities                                                   90,183           77,252                56,786
     Bank charges and interest                                             6,106           10,700                21,429
-------------------------------------------------------------------------------------------------------------------
                                                                       2,358,445        1,551,646             1,760,413
-------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                        473,193          (89,564)             (512,335)

Income taxes:
     Current                                                             306,000           35,032                39,132
     Deferred                                                                  -                -                     -
-------------------------------------------------------------------------------------------------------------------
                                                                         306,000           35,032                39,132

-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $       167,193   $     (124,596)      $      (551,467)
-------------------------------------------------------------------------------------------------------------------

Net income (loss) per share (note 13):
     Basic                                                       $         0.04     $       (0.03)      $         (0.13)
     Diluted                                                               0.03             (0.03)                (0.13)

-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Consolidated Statements of Changes in Shareholders' Equity
(Stated in United States dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                             Additional       Total share
                                                                             Paid-in capital  capital and  Retained
                                                                             special shares   additional   earnings      Cumulative
                                   Special shares          Common shares     and              paid-in      (accumulated  translation
                               Shares       Par value   Shares    Par value  common shares    capital      deficit)      adjustment
---------------------------------------------------------------------------------------------------------------------

Balance, October 1, 1995       1,623,194    $     812   2,712,044 $  2,712   $  1,649,538   $ 1,653,062    $(109,467)    $ (9,784)

Changes during the year:
Conversion of special shares
to common shares                (713,384)        (357)    713,384      713           (356)            -            -            -
Cancellation of special shares
(note 6(a))                     (200,000)           -           -        -              -             -            -            -
Loss for the year                      -            -           -        -              -             -     (551,467)           -
Translation adjustment                 -            -           -        -              -             -            -       (2,949)
---------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1996      709,810          455   3,425,428    3,425      1,649,182     1,653,062     (660,934)     (12,733)

Changes during the year:
Conversion of special shares
to common shares                 (12,500)          (6)     12,500       13             (7)            -            -            -
Loss for the year                      -            -           -        -              -             -     (124,596)           -
Translation adjustment                 -            -           -        -              -             -        3,202        3,202
---------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997      697,310          449   3,437,928    3,438      1,649,175     1,653,062     (785,530)      (9,531)

Changes during the year:
Conversion of special shares
to common shares                (650,942)        (325)    650,942      651           (326)            -            -            -
Issuance of common shares              -            -   1,382,758    1,383      4,401,651     4,403,034            -            -
Net income                             -            -           -        -              -             -      167,193            -
Translation adjustment                 -            -           -        -              -             -            -       25,259
---------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998       46,368    $     124   5,471,628 $  5,472     $6,050,500   $ 6,056,096 $   (618,337)   $  15,728
---------------------------------------------------------------------------------------------------------------------

V3 semiconductor, inc.
Consolidated Statements of Changes in Shareholders' Equity
(Stated in United States dollars)
(cont.)

                               Total
                               shareholders'
                               equity (deficit)
Balance, October 1, 1995       $1,533,811

Changes during the year:
Conversion of special shares
to common shares                       -
Cancellation of special shares
(note 6(a))                            -
Loss for the year               (551,467)
Translation adjustment            (2,949)
                              -----------

Balance, September 30, 1996      979,395

Changes during the year:
Conversion of special shares
to common shares                      -
Loss for the year               (124,596)
Translation adjustment             3,202
                              -----------

Balance, September 30, 1997      858,001

Changes during the year:
Conversion of special shares
to common shares                       -
Issuance of common shares      4,403,034
Net income                       167,193
Translation adjustment            25,259

                              -----------
Balance, September 30, 1998   $5,453,487
                              -----------



See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Consolidated Statements of Cash Flows
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

-------------------------------------------------------------------------------------------------------------------
                                                                            1998             1997                  1996
-------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income (loss)                                           $       167,193    $    (124,596)      $      (551,467)
     Add items not involving cash:
         Depreciation and amortization                                   122,757          143,151               128,497
         Deferred revenue                                                 98,695            6,699                     -
         Non-cash administrative services                                 28,000                -                     -
     Changes in working capital balances:
         Accounts receivable                                            (522,227)         158,319              (240,345)
         Income taxes                                                      2,406            2,167                13,704
         Inventories                                                     (73,038)          53,097               (17,018)
         Prepaid expenses                                                 (8,522)         (11,446)               (5,948)
         Accounts payable                                                244,211          136,281               (71,552)
         Accrued liabilities                                              37,617           10,518                16,642
-------------------------------------------------------------------------------------------------------------------
     Total cash provided by (used by) operating activities                97,092          374,190              (727,487)

Investing activities:
     Additions to capital assets                                        (170,842)         (62,553)             (254,929)
-------------------------------------------------------------------------------------------------------------------
     Total cash used by investing activities                            (170,842)         (62,553)             (254,929)

Financing activities:
     Repayment of bank term loan                                         (55,313)         (61,970)              (69,042)
     Repayment of loan payable                                                 -                -               (99,733)
     Repayment of obligation under capital lease                          (8,350)          (7,443)                    -
     Increase in obligation under capital lease                                -                -                15,793
     Net proceeds from issuance of common shares                       4,375,034                -                     -
-------------------------------------------------------------------------------------------------------------------
     Total cash provided by (used by) financing activities             4,311,371          (69,413)             (152,982)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       4,237,621          242,224            (1,135,398)

Effect of currency translation adjustments on cash                        25,259            3,202                (2,949)

Cash and cash equivalents, beginning of year                             558,676          313,250             1,451,597

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                           $     4,821,556    $     558,676       $       313,250
-------------------------------------------------------------------------------------------------------------------

Cash paid for:
     Interest                                                    $         2,869   $        8,337       $        18,305

-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

1.     Significant accounting policies:


       (a) Basis of presentation:


           V3 Semiconductor, Inc. (the "Company") is incorporated under the laws of the State of Nevada. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, V3 Semiconductor Corp., a Canadian company incorporated under the Ontario Business Corporations Act and V Cubed Corporation, a California-based company, registered in the State of Nevada. All intercompany  balances and  transactions  have been  eliminated.  The
           Company's principal business activities are the design and development of integrated circuits for the embedded computer market.


       (b) Inventories:


           Raw materials, which are used in the production of computer boards, are valued at the lower of cost or replacement value. Finished goods, which consists of embedded chips are valued at the lower of cost (cost has been determined on the average cost basis) or net realizable value.


       (c) Capital assets:


           The Company records capital assets at cost, net of accumulated depreciation and amortization. These assets are depreciated over their estimated useful lives as follows:

-------------------------------------------------------------------------------------------------------------------
           Asset                                              Basis                                       Rate
-------------------------------------------------------------------------------------------------------------------

           Furniture and equipment                            Declining balance                            20%
           Computer equipment                                 Declining balance                            30%
           Computer software                                  Declining balance                            30%
           Patent                                             Straight line                           17 years

-------------------------------------------------------------------------------------------------------------------



       (d) Share issue costs:


           Share issue costs are charged against share capital.


       (e) Revenue recognition:


           Revenues from the sale of chipsets and chips are recognized at the time of shipment.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

1.     Significant accounting policies (continued):


       (f) Research and development costs:


           Research and development costs are charged to operations as incurred less investment tax credits related to these costs.


       (g) Foreign currency translation:


           The Company's Canadian subsidiary measures and reports its results in Canadian dollars. The amounts relating to assets and liabilities have been translated into United States dollars at the current balance sheet rate and amounts relating to the profit and loss accounts have been translated using the year's average exchange rate. Differences arising from currency translation are presented as a component of shareholders' equity.


       (h) Income taxes:


           The Company records income taxes using the asset and liability method as required by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rates changes are enacted.


       (i) Use of estimates:


           The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

1.     Significant accounting policies (continued):


       (j) Cash and cash equivalents:


           The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents. Cash and cash equivalent balances consist of cash balances and term deposits.


2.     Inventories:


       Inventories are comprised of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

       Raw materials                                                        $       6,423          $    14,501
       Finished goods                                                             162,067               80,951

-------------------------------------------------------------------------------------------------------------------
                                                                            $     168,490          $    95,452
-------------------------------------------------------------------------------------------------------------------


3.     Capital assets:

-------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated            Net book
       September 30, 1998                                          Cost       amortization               value
-------------------------------------------------------------------------------------------------------------------

       Furniture and equipment                          $       131,972     $       54,165      $       77,807
       Computer equipment                                       311,661            155,045             156,616
       Computer software                                        415,283            244,431             170,852
       Patent                                                     8,461              1,510               6,951
       Computer equipment under
         capital lease                                           20,183             11,615               8,568

-------------------------------------------------------------------------------------------------------------------
                                                        $       887,560     $      466,766      $      420,794
-------------------------------------------------------------------------------------------------------------------

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


3.     Capital assets (continued):

-------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated            Net book
       September 30, 1997                                          Cost       amortization               value
-------------------------------------------------------------------------------------------------------------------

       Furniture and equipment                          $       111,387     $       41,158      $       70,229
       Computer equipment                                       231,100            115,204             115,896
       Computer software                                        384,657            219,208             165,449
       Patent                                                     9,381              1,312               8,069
       Computer equipment under
         capital lease                                           21,962              8,896              13,066

-------------------------------------------------------------------------------------------------------------------
                                                        $       758,487     $      385,778      $      372,709
-------------------------------------------------------------------------------------------------------------------


4.     Banking facilities:


       (a) The bank term loan bears interest at the bank prime rate plus 2%, is repayable in monthly payments of $5,028 plus interest, is secured by a specific charge on certain capital assets, a general assignment of accounts receivable and a general security agreement. The loan matured on August 31, 1998.


       (b) The Company has a $143,980 line of credit, payable on demand, which bears interest at the Canadian bank prime rate plus 2% of which none was drawn at September 30, 1998. Advances under the facility are secured by a general security agreement covering substantially all the assets of the Company.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


5. Obligation under capital lease:


       The obligation under capital lease represents the total present value of future minimum lease payments discounted at the implicit interest rate of 12.9% in the lease. The obligation was fully paid during the year.


       The following is a schedule of minimum lease payments under capital lease:

-------------------------------------------------------------------------------------------------------------------
                                                                                                          1997
-------------------------------------------------------------------------------------------------------------------

       1998                                                                                      $       8,746
-------------------------------------------------------------------------------------------------------------------

       Total minimum lease payments                                                                      8,746

       Less amount representing interest                                                                  (396)

-------------------------------------------------------------------------------------------------------------------
       Obligation under capital lease                                                            $       8,350
-------------------------------------------------------------------------------------------------------------------


6.     Capital stock:


       The authorized capital stock of the Company consists of: 50,000,000 common shares with a par value of $.001 each, 10,000,000 preferred shares, which may be issued in different series and whose rights and privileges are to be determined at the time of issue, and 3,400,000 special shares with a par value of $0.0005 each. The special shares are voting, are not entitled to any dividends and can not be transferred without the consent of the Board of Directors.


       The holders of the special shares are able to exchange one special share together with one preferred share of V3 Semiconductor Corp. for one common share of the Company.


       (a) Pursuant to the terms of an escrow agreement the Company's stock transfer agent held 400,000 Special shares of the Company and 400,000 preferred shares of V3 Semiconductor Corp., which would be issued if certain profit performance targets were met by June 30, 1995 and March 31, 1996, otherwise they are subject to cancellation. In 1996 and 1995, 200,000 shares were cancelled each year, since the targets had not been met.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996




6.     Capital stock (continued):


       (b) The Company undertook a private placement offering (the "Offering") of a minimum of 1,000,000 and a maximum of 5,500,000 of common shares at $3.50 per common share. In connection with the Offering between the Company and The Mason Cabot Division of W. J. Nolan & Co., (the "Placement Agent"), the Placement Agent offered the minimum offering on a "best efforts, all or none" basis and any additional shares up to the maximum offering on a "best efforts" basis. The Company agreed to pay the Placement Agent a fee of 7% of each common share sold, plus an expense allowance of 1.5% of the aggregate purchase price of the common shares sold. The Company also granted to the Placement Agent, warrants to purchase 96,505 common shares. Each warrant has a 3 year exercise period commencing on the date of the Final Closing (June 22, 1998) at $3.50 per common share. The Company received net proceeds in the amount of $2,188,000 representing the issuance of 687,926 common shares in May 1998 and $2,186,000 representing the issuance of 684,732 common shares in June 1998. Share issue costs relating to the May 1998 and June 1998 private placement offerings were $219,316 and $210,155, respectively.


           During the year, the Company issued 10,000 common shares in the amount of $28,000 as consideration for legal services.


       (c) During fiscal 1996, the board of directors approved an employee share purchase plan. The plan reserves 20,000 common shares for purchase by eligible employees and permits employees to purchase common stock through payroll deductions at a purchase price of 90% of the fair market value of the common shares on the purchase date. No shares have yet been issued under this plan.


       (d) Stock option plan:


           During fiscal 1996, the board of directors approved an employee stock option plan. Pursuant to the plan, 250,000 common shares are reserved for issue to eligible employees. During fiscal 1997, the board of directors approved an amendment to the employee stock option plan to increase the shares reserved for issue from 250,000 common shares to 400,000. In addition, the board of directors approved the issuance of 10,000 options to each director as compensation.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


6.     Capital stock (continued):


           A total of 548,483 share options were granted and approved by the board of directors during 1996 to 1998 which expire between July 1999 and February 2006. Of this total, 90,833 options were granted to the members of the board of directors and 160,000 options were granted to an officer and director of the Company. The options granted to the officer and director of the Company are in addition to the options reserved for under employee stock option plan. The options exercise prices range from $1.75 to $6.25 per share. Subsequent to year end, the Company granted 30,500 options to employees.


           The Company measures compensation cost for stock option awards issued to employees using the intrinsic value based method of accounting prescribed by the United States Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost for these plans been determined under the provisions of the United States Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which utilizes a fair value based method, the Company's net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

-------------------------------------------------------------------------------------------------------------------
                                        1998                         1997                          1996
-------------------------------------------------------------------------------------------------------------------
                                    As           Pro            As            Pro            As            Pro
                              reported         forma      reported          forma      reported          forma
-------------------------------------------------------------------------------------------------------------------
           Net income
              (loss)       $   167,193   $  (191,992)  $  (124,596)   $  (319,321)  $  (551,467)  $ (1,156,910)

           Net income (loss) per share:
                Basic             0.04         (0.04)        (0.03)        (0.08)          (0.13)        (0.27)
                Diluted           0.03         (0.04)        (0.03)        (0.08)          (0.13)        (0.27)

-------------------------------------------------------------------------------------------------------------------

           For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with following weighted average assumptions used for options as at September 30, 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 5.0% and 5.0%; expected dividend yields of 0%, 0% and 0%; expected volatility of 90%, 90% and 90%; and expected lives of 5 years, 5 years and 5 years.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


6.     Capital stock (continued):


           Certain   additional   disclosures   with   respect  to   stock-based
compensation are as follows:


           Stock option information:

-------------------------------------------------------------------------------------------------------------------
                                      1998                        1997                         1996
-------------------------------------------------------------------------------------------------------------------
                                            Weighted                     Weighted                     Weighted
                                             average                      average                      average
                                            exercise                     exercise                     exercise
                                Number         price        Number          price        Number          price
-------------------------------------------------------------------------------------------------------------------

           Balance,
              beginning
              of year          384,083          2.87       283,750       $  2.95              -      $       -

           Options
              granted          164,500          4.59       100,333          2.67        283,750           2.95
           Options
              exercised            100          -                -          -                 -              -

-------------------------------------------------------------------------------------------------------------------
           Balance,
              end of year      548,483          3.39       384,083       $  2.87        283,750      $    2.95
-------------------------------------------------------------------------------------------------------------------

           Exercisable, at
              end of year      395,096                     322,798                      243,750
-------------------------------------------------------------------------------------------------------------------



           Stock options outstanding and exercisable as at September 30 1998 are as follows:

-------------------------------------------------------------------------------------------------------------------
                         Options outstanding                                      Options exercisable
-------------------------------------------------------------------------------------------------------------------
                                                                       Weighted
                                                                       average
                                                                       remaining
                                                                       contractual
           Exercise price                      Number                  life                             Number
-------------------------------------------------------------------------------------------------------------------

           $  1.75 - 2.00                     113,750                  1.0 - 3.0 years                 113,750
              2.02 - 2.75                      80,900                  3.1 - 4.0 years                  67,336
              3.00 - 3.88                     226,500                  4.1 - 5.0 years                 147,506
              4.00 - 6.25                     127,333                  5.0 - 8.0 years                  66,504

-------------------------------------------------------------------------------------------------------------------
                                              548,483                                                  395,096
-------------------------------------------------------------------------------------------------------------------



V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


7.     Revenue:


       Included in revenue are the following amounts:

-------------------------------------------------------------------------------------------------------------------
                                                                   1998               1997                1996
-------------------------------------------------------------------------------------------------------------------

       Royalty income                                   $        91,136     $      257,472      $      605,070
       Consulting fees                                           36,122                  -             174,450
       Interest                                                  73,391              2,240                 478

-------------------------------------------------------------------------------------------------------------------
                                                        $       200,649     $      259,712      $      779,998
-------------------------------------------------------------------------------------------------------------------

       The Company's Canadian subsidiary entered in a royalty agreement with one of its suppliers whereby the supplier was granted the right to sell the Company's product. The royalty agreement provided for a 50% royalty payment on the first 100,000 units shipped to customers and a 7.5% royalty payment on any additional units shipped to customers up to a maximum royalty payment of approximately $1.7 million. As at September 30, 1998, approximately $1.6 million of royalty payments have been received. Royalty revenues are recognized in accordance with the terms of the agreement.

8.     Research and development:


       (a) Government assistance:


           Research and development is undertaken by the Canadian subsidiary. The Company received government assistance covering a portion of the salaries incurred on qualifying research and development projects. Government assistance has been accrued and netted against the research and development expense as follows:

-------------------------------------------------------------------------------------------------------------------

           1998                                                                                  $     157,958
           1997                                                                                        124,989
           1996                                                                                         73,430

-------------------------------------------------------------------------------------------------------------------

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

8.     Research and development (continued):


       (b) Investment tax credits ("ITCs"):

           The Company's Canadian subsidiary incurs current and capital expenditures which are eligible as scientific research and experimental development ("SR&ED") expenditures. The Company earns ITCs at a rate of 20% on SR&ED expenditures each year. These ITCs are available for application against the Canadian subsidiary's federal income taxes payable. Unclaimed ITCs can be carried forward for a period of 10 years. The Company has unclaimed ITCs which expire as follows:

-------------------------------------------------------------------------------------------------------------------

           2007                                                                                  $      43,700
           2008                                                                                        171,500

-------------------------------------------------------------------------------------------------------------------

           ITCs claimed each year have been netted against the research and development expense as follows:

-------------------------------------------------------------------------------------------------------------------

           1998                                                                                  $     306,000
           1997                                                                                         35,000
           1996                                                                                         39,000

-------------------------------------------------------------------------------------------------------------------

       (c) Research and development expenditures:


           The Company's Canadian subsidiary incurs SR&ED expenditures which can be deducted against taxable income. The Company has undeducted SR&ED expenditures of approximately $1,858,000 available to be deducted against future years' taxable income and can be carried forward indefinitely.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

9.     Income taxes:


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998, are presented below:

-------------------------------------------------------------------------------------------------------------------
                                                                 Canada     United States                Total
-------------------------------------------------------------------------------------------------------------------

       Deferred tax assets:
         Net operating loss carryforwards              $              -    $      130,400    $         130,400
         Unclaimed research and
           development expenditures                             828,700                 -              828,700
         Unclaimed investment tax credits                       215,200                 -              215,200
-------------------------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                      1,043,900           130,400            1,174,300

         Less valuation allowance                              (681,400)         (130,400)            (811,800)
-------------------------------------------------------------------------------------------------------------------

         Net deferred tax assets                                362,500                 -              362,500

       Deferred tax liabilities:
         Investment tax credits                                 232,500                 -              232,500
         Fixed assets                                           130,000                 -              130,000
-------------------------------------------------------------------------------------------------------------------
         Total gross deferred tax liabilities                   362,500                 -              362,500

-------------------------------------------------------------------------------------------------------------------
       Net deferred tax liability                      $              -    $            -    $               -
-------------------------------------------------------------------------------------------------------------------

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997, are presented below:

-------------------------------------------------------------------------------------------------------------------
                                                                 Canada     United States                Total
-------------------------------------------------------------------------------------------------------------------

       Deferred tax assets:
         Net operating loss carryforwards              $        257,788    $      100,400    $         358,188
         Unclaimed research and
           development expenditures                             219,878                 -              219,878
         Unclaimed investment tax credits                       379,000                 -              379,000
         Fixed assets                                            48,730                 -               48,730
-------------------------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                        905,396           100,400            1,005,796

         Less valuation allowance                              (736,362)         (100,400)            (836,762)
-------------------------------------------------------------------------------------------------------------------

         Net deferred tax assets                                169,034                 -              169,034

       Deferred tax liabilities:
         Investment tax credits                                 169,034                 -              169,034
-------------------------------------------------------------------------------------------------------------------
         Total gross deferred tax liabilities                   169,034                 -              169,034

-------------------------------------------------------------------------------------------------------------------
       Net deferred tax liability                      $              -    $            -    $               -
-------------------------------------------------------------------------------------------------------------------


V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


9.     Income taxes (continued):


       At September 30, 1998, the Company's United States subsidiary had operating loss carryforwards for tax purposes which expire as follows:

-------------------------------------------------------------------------------------------------------------------

       2009                                                                                      $      40,000
       2010                                                                                             71,000
       2011                                                                                             76,000
       2013                                                                                             87,000

-------------------------------------------------------------------------------------------------------------------

                                                                                                 $     274,000
-------------------------------------------------------------------------------------------------------------------

       The effective tax rate on income is different from the statutory income tax rate as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                     1998            1997                 1996
-------------------------------------------------------------------------------------------------------------------

       Statutory tax rate                                            44.6%           44.6%               44.6%

       Effect of ITC claims                                          68.3           (39.1)               (7.6)
       Effect of non-deductible expenses                              0.5           (10.0)               (1.7)
       Benefits of prior year losses                                (54.5)           22.2                 -
       Other                                                         (0.6)          (30.9)                -
       Losses not tax effected                                        6.4           (25.9)              (42.9)

-------------------------------------------------------------------------------------------------------------------
                                                                     64.7%          (39.1%)              (7.6%)
-------------------------------------------------------------------------------------------------------------------


10.    Related party transactions:

       A shareholder provided consulting and management services for fees which are included in research and development expense as follows:

-------------------------------------------------------------------------------------------------------------------

       1998                                                                                      $      28,246
       1997                                                                                             67,757
       1996                                                                                             65,814

-------------------------------------------------------------------------------------------------------------------

       These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

11.    Commitments:


       (a) The Company leases office premises under operating leases which expire in 2002.


           The minimum lease payments due under these leases are as follows:

-------------------------------------------------------------------------------------------------------------------

           Year ending September 30:

           1999                                                                                  $      17,624
           2000                                                                                         20,069
           2001                                                                                         22,108
           2002                                                                                          7,369

-------------------------------------------------------------------------------------------------------------------
                                                                                                 $      67,170
-------------------------------------------------------------------------------------------------------------------


       (b) The Company has entered into a five year employment agreement with the Company's President and Chief Executive Officer, which commenced February 1996. The employment agreement provides for an annual base salary of approximately $112,000 (Cdn. $160,000).

12.    Contingent liabilities:


       (a) A lawsuit was instituted against the Company's subsidiary by a former employee for entitlement of additional preferred shares of the Company in 1995. The Company has contested the legal action and management believes that it has a valid defense in this matter. The Company can not estimate the reasonably possible loss from this contingency as neither the number of additional shares nor a dollar amount was specified on the claim.


       (b) During fiscal 1996, a breach of contract lawsuit was instituted against the Company's subsidiary in the amount of $6,000,000. The Company filed a Statement of Defense in December 1995 and offered to settle the lawsuit for $30,000. Management, after consulting legal counsel, is of the opinion that the Company has a strong defense to the claim. The Company has estimated that the range of loss is between $30,000 and $6,000,000 and has accrued $30,000, representing the settlement offer amount as its best estimate within the range.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


13. Net income (loss) per share:


       Net income (loss) per share has been calculated using the weighted average number of common and special shares outstanding during the periods. Special shares have been included in the weighted average number of shares outstanding as the special shares are exchangeable into common shares of the Company (note 6).


       The weighted average number of common and special shares outstanding which was used to calculate the net income (loss) per share was:

-------------------------------------------------------------------------------------------------------------------

       1998                                                                                      $   4,742,496
       1997                                                                                          4,135,238
       1996                                                                                          4,284,827

-------------------------------------------------------------------------------------------------------------------

       Application of the provisions of Statement of Financial Accounting Standards No. 128 results in disclosure of two income per share measures, basic and assuming dilution, on the face of the consolidated statement of income.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

13. Net income (loss) per share (continued):


       The reported net income represents the net income available to common and special shareholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both income per share measures:

-------------------------------------------------------------------------------------------------------------------
                                                                   1998               1997                1996
-------------------------------------------------------------------------------------------------------------------

       Common and special shares outstanding,
         beginning of year                                    4,135,238          4,135,238           4,335,238

       Weighted average shares issued                           607,258                  -                   -

       Weighted average shares cancelled                              -                  -             (50,411)
-------------------------------------------------------------------------------------------------------------------

       Average shares outstanding - basic                     4,742,496          4,135,238           4,284,827

       Effect of dilutive securities:
         Dilutive shares contingently
           issuable upon the exercise
           of stock options and warrants                        487,284            325,719             145,486

       Shares assumed to have been purchased for treasury with assumed  proceeds from the exercise of stock options and
         warrants                                              (384,782)           (90,603)            (92,227)

-------------------------------------------------------------------------------------------------------------------
       Average shares outstanding
       - assuming dilution                                    4,844,998          4,370,354           4,338,086
-------------------------------------------------------------------------------------------------------------------



V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


14.    Segment information:


       The Company's operations involve a single industry segment - the design and development of integrated circuits for the embedded computer market. Except for the $4.4 million of net proceeds from the private offering, substantially, all the operations of the Company are conducted by, and assets held by the Canadian subsidiary. Financial information, summarized by geographic area, is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                   1998              1997                 1996
-------------------------------------------------------------------------------------------------------------------

       Sales

       Canada                                           $     3,821,512   $     1,951,453        $     882,042
       United States                                            508,940           318,000              447,435
       Corporate - United States                                      -                 -                    -
       Eliminations                                            (508,940)         (318,000)            (447,435)

-------------------------------------------------------------------------------------------------------------------
       Total sales                                      $     3,821,512   $     1,951,453        $     882,042
-------------------------------------------------------------------------------------------------------------------

       Income (loss) before income taxes

       Canada                                           $       565,027   $       (37,158)       $    (442,657)
       United States                                             (9,703)          (15,109)             (25,924)
       Corporate expenses - United States                       (87,664)          (43,904)             (49,373)
       Eliminations                                               5,533             6,607                5,619

-------------------------------------------------------------------------------------------------------------------
       Total income (loss) before income taxes          $       473,193   $       (89,564)       $    (512,335)
-------------------------------------------------------------------------------------------------------------------

       Assets

       Canada                                           $     1,721,251   $     1,059,756        $   1,026,728
       United States                                             38,342            30,750               47,994
       Corporate - United States                              4,445,060           199,395              250,320

-------------------------------------------------------------------------------------------------------------------
       Total assets                                     $     6,204,653   $     1,289,901        $   1,325,042
-------------------------------------------------------------------------------------------------------------------

       The corporate assets consist mainly of cash and cash equivalents. The United States operations provide marketing services exclusively to the Canadian subsidiary.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996

14.    Segment information (continued):


       The Company has several customers whose sales represent a significant portion of the Company's total sales. Sales to each of the four major customers for the year ended September 30, 1998 were $1,572,000, $397,000, $360,000 and $317,000, respectively. Sales to each of the two major customers for the year ended September 30, 1997 were $644,000 and $585,000, respectively. Sales to each of the four major customers for the year ended September 30, 1996 were $272,000, $160,000, $147,000 and
       $84,000, respectively. Sales to all customers are conducted in United States dollars.


       Export sales by the Company's Canadian subsidiary were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                   1998               1997                1996
-------------------------------------------------------------------------------------------------------------------

       United States                                    $     1,630,091     $      526,892      $      423,380
       Middle East                                              397,382            585,436              97,025
       Other                                                    209,029            175,631               8,820

-------------------------------------------------------------------------------------------------------------------
                                                        $     2,236,502     $    1,287,959      $      529,225
-------------------------------------------------------------------------------------------------------------------


15.    Financial instruments:

       The reported values of financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments.


16. Concentration of credit risk:


       Financial   instruments   which   potentially   expose  the   Company  to
       concentrations of credit risk consist principally of accounts receivable.


       The Company's exposure to credit risk is impacted by the economic conditions of the embedded systems market which could affect the customers' ability to satisfy their obligations to the Company. In order to reduce risks, the Company has credit procedures in place whereby trade receivables are insured and the insuring company performs analysis to control the granting of credit to high-risk customers.

V3 semiconductor, inc.
Notes to Consolidated Financial Statements (continued)
(Stated in United States dollars)

Years ended September 30, 1998, 1997 and 1996


17. New accounting standards not yet adopted:


       SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of a comprehensive income (which is all changes in the net equity of a business due to transactions or other events not involving owners) and its components (revenues, expenses, gains and losses). While it does not specify a format of presentation, SFAS 130 does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130, which does not address issues of recognition or measurement of comprehensive income, is effective for fiscal years beginning after December 15, 1997.


       SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", establishes new standards for the reporting of information about the operating segments of a business. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, SFAS 131 requires that the definition of operating segments reflect the manner in which the enterprise's chief operating decision maker decides how to allocate resources and assess performance.
       SFAS 131 is effective for fiscal years beginning after December 15, 1997.


       Management does not believe that the adoption of these new accounting standards will materially affect its historical results of operations or shareholders' equity.


       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (`SFAS 133'), `Accounting for Derivative Instruments and Hedging Activities'. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
       Management has not determined the effect of SFAS 133 on its financial statements.