Form 10QSB
period 1998-12-31
V3 SEMICONDUCTOR INC
filed 1999-02-12
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from _______________ TO _______________.

                                    333-59133
                            (Commission File Numbers)

                              V3 SEMICONDUCTOR INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                      3674
         (State or other jurisdiction of                                        (Primary Standard Industrial
         incorporation or organization)                                         Classification Code Number)



                               250 Consumers Road
                               North York, Ontario
                                 Canada M2J 4V6
                    (Address of principal executive offices)

                                 (416) 497-8884
              (Registrants' telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of February 12, 1999, 5,471,628 shares of Common Stock, par value $.01 per share, of V3 Semiconductor, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                                TABLE OF CONTENTS


Consolidated  Balance Sheet as of December 31, 1998 and September 30, 1998 ......   3

Consolidated Statement of Operations for the three months ended December 31, 1998
 and December 31, 1997 ..........................................................   4

Consolidated Statement of Stockholders' Equity for the period ended
 December 31, 1998 ..............................................................   5

 Consolidated Statement of Cash Flows for the period ended December 31, 1998
  and December 31, 1997..........................................................   6

Notes to Consolidated Financial Statements ......................................   7-8

                                        2

                             V3 SEMICONDUCTOR, INC.
               Consolidated Statements of Operations - unaudited
                       (Stated in United States dollars)


                                                                     December 31,    September 30,
                                                                         1998            1998
                                                                      (unaudited)



Assets

Current assets:
     Cash and cash equivalents ....................................   $ 4,586,705    $ 4,821,556
     Accounts receivable, net of allowance for doubtful
       accounts of $15,511; $15,533 at September 30, 1998 .........       791,824        754,119
     Inventories ..................................................       153,039        168,490
     Prepaid expenses .............................................        22,980         39,694
                                                                        5,554,548      5,783,859
Capital assets ....................................................       453,868        420,794

                                                                      $ 6,008,416    $ 6,204,653
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable .............................................   $   361,812    $   576,055
     Accrued liabilities ..........................................        25,605         64,777
     Capital taxes payable ........................................         4,022          4,940
     Deferred revenue .............................................       105,249        105,394
                                                                          496,688        751,166



Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding ...................................          --             --
         Special shares:
              Authorized 3,400,000; 46,368 shares issued and
                outstanding at December 31, 1998; 46,368
                shares issued and outstanding at September 30, 1998           124            124
         Common shares:
              Authorized 50,000,000; 5,471,628 shares issued and
                outstanding at December 31, 1998; 5,471,628
                issued and outstanding at September 30, 1998 ......         5,472          5,472
         Additional paid-in capital ...............................     6,050,500      6,050,500
                                                                        6,056,096      6,056,096


     Cumulative translation adjustment ............................        11,720         15,728
     Deficit ......................................................      (556,088)      (618,337)
                                                                        5,511,728      5,453,487

                                                                      $ 6,008,416    $ 6,204,653





          See accompanying notes to consolidated financial statements.

                             V3 SEMICONDUCTOR, INC.
               Consolidated Statements of Operations - unaudited
                       (Stated in United States dollars)

                                            Three months ended
                                           December 31,
                                              1998          1997





Sales ..................................   $1,379,237   $  829,410
Cost of goods sold .....................      385,648      296,008
                                              993,589      533,402

Other income ...........................       65,749       42,440

Expenses:
     Selling, general and administrative      650,285      289,135
     Research and development ..........      257,351       58,135
     Depreciation and amortization .....       27,632       27,008
     Rent and utilities ................       33,870       21,218
     Bank charges and interest .........          951        2,063
                                              970,089      397,559

Income (loss) before income taxes ......       89,249      178,283

Income taxes:
     Current ...........................       27,000       57,000
     Deferred ..........................         --           --
                                               27,000       57,000



Net income (loss) ......................   $   62,249   $  121,283

Net income (loss) per share:
     Basic .............................   $     0.01   $     0.03
     Diluted ...........................         0.01         0.03

          See accompanying notes to consolidated financial statements.

                             V3 SEMICONDUCTOR, INC.
     Consolidated Statements of Changes in Shareholders' Equity - unaudited
                       (Stated in United States dollars)

                                                                     Additional
                                                                     Paid-In     Total share                             Total
                                                                     capital     capital and   Retained                  share-
                                                                     special      additional   earnings     Cumulative   holders
                               Special shares     Common shares      shares and      paid-in   (accumulated translation  equity
                             Shares  Par value   Shares   Par value  common shares   capital   deficit)     adjustment   (deficit)



Balance, September 30, 1998     46,368   $ 124   5,471,628  $5,472    $6,050,500  $6,056,096   $(618,337)    $15,728      $5,453,487

Changes during the period:
Net income                        -        -          -       -         -            -             62,249       -             62,249
Translation adjustment            -        -          -       -         -            -               -         (4,008)       (4,008)

Balance, December 31, 1998      46,368   $ 124   5,471,628   $5,472   $6,050,500   $6,056,096   $(556,088)    $11,720     $5,511,728






          See accompanying notes to consolidated financial statements.

                             V3 SEMICONDUCTOR, INC.
               Consolidated Statements of Cash Flows - unaudited
                       (Stated in United States dollars)

                                                                 Three months ended
                                                                      December 31,
                                                            1998                   1997





Operating activities:
     Net income (loss) ...................................   $    62,249             $   121,283
     Add items not involving cash:
         Depreciation and amortization ...................        27,632                  27,008
         Deferred revenue ................................          (145)                 13,333
     Changes in working capital balances
         Accounts receivable .............................       (37,705)               (408,610)
         Income taxes ....................................          (918)                   --
         Inventories .....................................        15,451                  (2,524)
         Prepaid expenses ................................        16,714                  11,722
         Accounts payable ................................      (214,243)                (55,108)
         Accrued liabilities .............................       (39,172)                (27,160)
     Total cash provided by (used by) operating activities      (170,137)               (320,056)

Investing activities:
     Additions to capital assets .........................       (60,706)                 (9,311)
     Total cash used by investing activities .............       (60,706)                 (9,311)

Financing activities:
     Repayment of bank term loan .........................          --                   (16,476)
     Repayment of obligation under capital lease .........          --                    (2,182)
     Total cash provided by (used by) financing activities          --                   (18,658)

Increase (decrease) in cash and cash equivalents .........      (230,843)               (348,025)

Effect of currency translation adjustments on cash .......        (4,008)                 14,364

Cash and cash equivalents, beginning of period ...........     4,821,556                 558,676

Cash and cash equivalents, end of period .................   $ 4,586,705             $   225,015

Cash paid for:
     Interest ............................................   $       270             $     1,331




          See accompanying notes to consolidated financial statements.

                             V3 SEMICONDUCTOR, INC.
           Notes to Consolidated Statements of Cash Flows - unaudited
                       (Stated in United States dollars)

Three months ended December 31, 1998

1.     Basis of presentation:


          In the opinion of management, the unaudited consolidated financial statements of V3 Semiconductor, Inc. (the Company) included herein have been prepared on a consistent basis with the September 30, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the September 30, 1998 audited consolidated financial statements and notes thereto. The Company's results of operations for the first fiscal quarter of 1999 are not necessarily indicative of future operating results.


          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2. Earnings per share:


          Net income per share has been calculated using the weighted average number of common and special shares outstanding during the periods. Special shares have been included in the weighted average number of shares outstanding as the special shares are exchangeable into common shares of the Company.

          Application of the provisions of Statement of Financial Accounting Standards No. 128 results in disclosure of two income per share measures, basic and assuming dilution, on the face of the consolidated statement of income.

                             V3 SEMICONDUCTOR, INC.
           Notes to Consolidated Statements of Cash Flows - unaudited
                       (Stated in United States dollars)

Three months ended December 31, 1998


The reconciliation of shares used to calculate basic and diluted earnings per share is as follows:

                                                                               Three months ended
                                                                                 December 31,
                                                                                 1998               1997



       Net income                                                               $      62,249    $     121,283

       Shares used in basic earnings per share computations
         Weighted average common and special shares outstanding                     5,517,996        4,135,238

       Effect of dilutive securities:
         Dilutive shares contingently
         issuable upon the exercise
         of stock options and warrants                                                548,483          417,985

       Shares assumed to have been
         purchased for treasury with
         assumed  proceeds from the
         exercise of stock options and
         warrants                                                                    (442,062)        (329,559)

Average shares outstanding
       - assuming dilution                                                          5,624,417        4,223,664

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward- looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and are presented in United States dollars ($).

General

          The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The Company's products are co-peripherals to microprocessors manufactured by third parties such as Intel Corporation, Motorola Corporation, International Business Machine, Hitachi Semiconductor of America, Quantum Effect Design, Texas Instruments, Integrated Device Technology and Advanced Micro Devices. The principal product lines fall into three categories: Burst DRAM and SDRAM Memory Controllers (BMC, PDC and SDC families), System Controllers (SSC and USC families) and PCI Bridge Controllers (PSC, PBC, EPC, USC and HPC families). These products are used in applications such as servers, communication routers, data switches, mass storage controllers, modems, facsimiles and imaging equipment, telecommunications switching equipment, networking controllers, instrumentation, industrial tools and consumer appliances.

Results of Operations

Overview

          The following table sets forth for the periods indicated certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales:

                                                                                       Three months ended
                                                                                            December 31,
                                                                                     1998              1997

Sales                                                                                100.0%            100.0%
     ---------------------------------------------------------------------------
Gross Profit                                                                          72.0              64.3
            --------------------------------------------------------------------
Other Income                                                                           4.8               5.1
            --------------------------------------------------------------------
R&D Expenditures                                                                      20.6              13.9
                ----------------------------------------------------------------


Selling, General & Administrative                                                     51.6              40.8
                                 -----------------------------------------------
Net Income                                                                             4.6              14.6
          ----------------------------------------------------------------------

     (1) The R&D expenditures are expressed before applying R&D tax credits of $27,000 in the first three months of fiscal 1999 and $57,000 in the first three months of fiscal 1998

Three month periods ended December 31, 1998 and December 31, 1997.

Sales

          Sales for the three month period ended December 31, 1998 increased $549,827 to $1,379,237, a 66.3% increase over sales of $829,410 during the three month period ended December 31, 1997. The sales increase was attributable to an increase in the number of design wins in general and an increase in the number of design wins shipping in production volumes. Sales of the core BMC, PBC and SSC devices increased by 90%, 54% and 78% respectively and sales of the newer EPC devices increased 2,217%.

Gross Profit

          Gross profit was $993,589 for the three month period ended December 31, 1998, an $460,187 or 86.3% increase over gross profit of $533,402 during the three month period ended December 31, 1997. The increase was predominantly due to increased sales and reduced product costs. During the first three months of fiscal 1999, gross profit margins, as a percentage of sales, were 72.0%, compared to 64.3% in the first three months of fiscal 1998. As a result of cost reductions the gross margin of the BMC devices were increased from 64.3% to 72.0% and the gross margin of the PBC devices were increased from 65.8% to 71.6%. As the number of volume transactions increase, gross margin is expected to level off and decline slightly.

Other Income

          Included in other income are royalty income, consulting fees and interest income totaling $65,749 in the first three months of fiscal 1999, an increase of $23,309 or 54.9% compared to $42,440 in the first three months of fiscal 1998.

          In the three month period ended December 31, 1998, royalty income decreased by $11,894 or 46.9% to $13,454 compared to $25,348 in the three months ended December 31, 1997. During the first three months of fiscal 1998 the Company received $16,676 in consulting fees for work performed on the behalf of non-related companies. The Company did not receive consulting fees in the first three months of fiscal 1999. In the first three months of fiscal 1999 interest income increased by $51,878 or 12,470.7% to $52,294 compared to $416 in the first three months of fiscal 1998. In 1998 the main source of interest income was generated from investing the funds raised from the private placement in short-term interest bearing notes.

          During the three month period ended December 31, 1998, other income, as a percentage of sales, were 4.8% compared to 5.1% during the three month period ended December 31, 1997.

Research & Development ("R&D") Expenditures

          R&D expenditures increased by 147.0% to $284,351 in the first three months of fiscal 1999, from $115,135 in the first three months of fiscal 1998, before applying R&D tax credits of $27,000 in the first three months of fiscal 1999 and $57,000 in the first three months of fiscal 1998. The increase in R&D expenditures was due predominately to an increase in R&D personnel that resulted in an increase in R&D wages of 181.9%.

Net Income for the period

          Net income for the three months ended December 31, 1998 was $62,249, a decrease of $59,034 or 47.9%, compared to net income of $121,283 for the three months ended December 31, 1997. In the first three months of fiscal 1999, selling, general and administrative expense increased by 110.0%, or $373,314, to $712,738, as compared to $339,424 in the first three months of fiscal 1998, as a result of substantial increases in non-R&D wages, selling commissions paid to manufacturers sales representatives, promotion and advertising expenses, and professional fees.

Liquidity and Capital Resources

          The Company's cash and cash equivalents decreased from $4,821,556 on September 30, 1998 to $4,586,705 on December 31, 1998. During the first quarter of 1999 cash used by operating activities was $170,137. The principle use of cash was to reduce accounts payable by $214,243, reduce accrued liabilities by $39,172 and to increase accounts receivable by $37,705. The principle source of cash was from net income of $62,249. Cash used by investing activities was $60,706 as a result of the purchase of computer equipment and software used to run the business and develop products. Net cash flow used after all activities was $230,843.

          The Company believes that its existing cash, cash flow generated from operations and the funds available under the line of credit will be sufficient to meet the Company's capital, operating and research and development requirements for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

Year 2000

          The Company's review of its own operating systems does not indicate any Year 2000 problems. However, the Company is highly dependent on third party vendors. Failures and interruptions, if any, resulting from the inability of certain computing systems of third party vendors, including the Company's clearing broker to recognize the Year 2000 could have material adverse effect on the Company's results of operations. There can be no assurance that the Year 2000 issue can be resolved by any of such third parties prior to the upcoming change in the century. Although the Company may incur substantial costs, particularly costs resulting from increased charges by its third party service providers, as a result of such third party service providers correcting Year 2000 issues, such costs are not sufficiently certain to estimate at this time.

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit 27: Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the nine month period ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          V3 SEMICONDUCTOR, INC.


Date: February 12, 1999                            By:        /s/Carl Mitchell
                                                    ----------------------------
                                                    Carl Mitchell, Secretary and
                                                     Principal Financial Officer