Form 10QSB
period 1999-03-31
V3 SEMICONDUCTOR INC
filed 1999-05-14
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from _______________ TO _______________.

                                    333-59133
                            (Commission File Numbers)

                             V3 SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                                                    3674
         (State or other jurisdiction of                                                   (Primary Standard Industrial
         incorporation or organization)                                                     Classification Code Number)


                          250 Consumers Road, Suite 901
                               North York, Ontario
                                 Canada M2J 4V6
                    (Address of principal executive offices)

                                 (416) 497-8884
              (Registrants' telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 1999, 5,532,996 shares of Common Stock, par value $.001 per share, of V3 Semiconductor, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

Consolidated  Balance Sheet as of March 31, 1999 and September 30, 1998                                             3

Consolidated Statement of Operations for the six months ended March 31, 1999                                        4

Consolidated Statement of Stockholders' Equity for the period ended                                                 5
March 31, 1999

Consolidated Statement of Cash Flows for the period ended March 31, 1999                                            6

Notes to Consolidated Financial Statements                                                                      7 - 9

V3 SEMICONDUCTOR, INC.
Consolidated Balance Sheets
(Stated in United States dollars)


                                                                                March 31,          September 30,
                                                                                  1999                 1998


                                                                              (unaudited)



Assets

Current assets:
     Cash and cash equivalents                                             $    3,774,442        $   4,821,556
     Accounts receivable, net of allowance for doubtful
       accounts of $15,764; $15,533 at September 30, 1998                                            1,338,770     754,119
     Inventories                                                                  191,889              168,490
     Prepaid expenses                                                              16,655               39,694
                                                                                5,321,756            5,783,859



Capital assets                                                                    834,400              420,794

                                                                           $    6,156,156        $   6,204,653





Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                      $      519,529        $     576,055
     Accrued liabilities                                                           31,495               64,777
     Capital taxes payable                                                            964                4,940
     Deferred revenue                                                              20,861              105,394
                                                                                  572,849              751,166



Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding                                                         -                    -
         Special shares:
              Authorized 3,400,000; 46,368 shares issued and
                outstanding at March 31, 1999; 46,368
                shares issued and outstanding at September 30, 1998                   124                  124
         Common shares:
              Authorized 50,000,000; 5,486,628 shares issued and
                outstanding at March 31, 1999; 5,471,628
                issued and outstanding at September 30, 1998                        5,487                5,472
         Additional paid-in capital                                             6,079,435            6,050,500
                                                                                6,085,046            6,056,096


     Cumulative translation adjustment                                              4,628               15,728
     Deficit                                                                     (506,367)            (618,337)
                                                                                5,583,307            5,453,487



                                                                           $    6,156,156        $   6,204,653





   See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Operations - unaudited
(Stated in United States dollars)

                                                                 Three months ended                    Six months ended
                                                                      March 31,                               March 31,
                                                                1999            1998             1999            1998


                                                                     (unaudited)                      (unaudited)



Sales                                                      $  1,607,830   $    832,015      $  2,987,067   $  1,725,888

Cost of goods sold                                              476,382        261,084           862,031        628,805

                                                              1,131,448        570,931         2,125,036      1,097,083

Other income                                                     63,761         48,522           129,510         90,980

Expenses:
     Selling, general and administrative                        617,025        314,461         1,267,309        595,359
     Research and development                                   414,842         53,215           672,193        111,287
     Depreciation and amortization                               61,245         19,805            88,877         46,201
     Rent and utilities                                          32,110         22,881            65,980         43,562
     Bank charges and interest                                    1,266          1,777             2,217          3,837
                                                              1,126,488        412,139         2,096,576        800,246

Income (loss) before income taxes                                68,721        207,314           157,970        387,817

Income taxes:
     Current                                                     19,000         62,617            46,000        119,617
     Deferred                                                         -              -                 -              -
                                                                 19,000         62,617            46,000        119,617

Net income                                                 $     49,721   $    144,697      $    111,970   $    268,200

Net income per share:
     Basic                                                 $      0.01    $       0.03      $      0.02    $       0.06
     Diluted                                               $      0.01    $       0.03      $      0.02    $       0.06




   See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Changes in Shareholders' Equity - unaudited (Stated in United States dollars)

                                                                   Additional
                                                                   Paid-in      Total share
                                                                   capital      capital and       Retained                Total
                                                                   special       additional       earnings    Cumulative  share-
                               Special shares    Common shares     shares and       paid-in   (accumulated    translation holders'
                            Shares  Par value  Shares  Par value   common shares    capital        deficit)   adjustment  equity
                                                                                                                          (deficit)

Balance, September 30, 1998  46,368   $124    5,471,628  $ 5,472   $ 6,050,500  $ 6,056,096    $ (618,337)    $ 15,728   $5,453,487

Changes during the period:
 Net income                   -        -        -           -         -             -             111,970         -         111,970
 Translation adjustment       -        -        -           -         -             -            -             (11,100)     (11,100)
 Issuance of capital stocks   -        -         15,000       15        28,935       28,950      -                           28,950
Balance, March 31, 1999      46,368   $124    5,486,628  $ 5,487   $ 6,079,435  $ 6,085,046    $ (506,367)    $  4,628   $5,583,307






See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Cash Flows - unaudited
(Stated in United States dollars)

                                                                                                  Six months ended
                                                                                                      March 31,
                                                                                            1999                   1998





Operating activities:
     Net income (loss)                                                              $     111,970       $       268,200
     Add items not involving cash:
         Depreciation and amortization                                                     88,877                46,201
         Deferred revenue                                                                 (84,533)               13,484
     Changes in working capital balances
         Accounts receivable                                                             (584,651)            (165,196)
         Income taxes                                                                      (3,976)                 (69)
         Inventories                                                                      (23,399)             (47,872)
         Prepaid expenses                                                                  23,039                     4
         Accounts payable                                                                 (56,526)             (97,865)
         Accrued liabilities                                                              (33,482)                5,033
     Total cash provided by (used in) operating activities                               (562,681)               21,920



Investing activities:
     Additions to capital assets                                                         (502,283)             (37,129)
     Total cash used in investing activities                                             (502,283)             (37,129)



Financing activities:
     Issuance of capital stocks                                                            28,950                     -
     Repayment of bank term loan                                                                -              (30,857)
     Repayment of obligation under capital lease                                                -               (4,104)
     Total cash provided by (used in) financing activities                                 28,950              (34,961)


Increase (decrease) in cash and cash equivalents                                       (1,036,014)             (50,170)

Effect of currency translation adjustments on cash                                        (11,100)               11,867

Cash and cash equivalents, beginning of period                                          4,821,556               558,676

Cash and cash equivalents, end of period                                            $   3,774,442       $       520,373

Cash paid for:
     Interest                                                                       $         713               $ 2,358




   See accompanying notes to consolidated financial statements.

1.     Basis of presentation:

          In the opinion of management, the unaudited consolidated financial statements of V3 Semiconductor, Inc. (the Company) included herein have been prepared on a consistent basis with the September 30, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the September 30, 1998 audited consolidated financial statements and notes thereto. The Company's results of operations for the first six months of 1999 are not necessarily indicative of future operating results.

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

          The reconciliation of shares used to calculate basic and diluted earnings per share is as follows:

                                                         Three months ended              Six months ended
                                                              March 31,                      March 31,
                                                          1999           1998           1999            1998



       Net income                                       $ 49,721       $ 144,697        $ 111,970    $ 268,200

       Shares used in basic earnings
         per share computations
         weighted average common and
         special shares outstanding                    5,527,496       4,135,282        5,522,694    4,135,260




       Effect of dilutive securities:
         Dilutive shares contingently
           issuable upon the exercise
           of stock options and warrants                 735,364         467,572         650,595      442,709

       Shares assumed to have been purchased for
         treasury with assumed  proceeds
         from the exercise of stock options and
         warrants                                     (1,007,239)       (334,438)        (978,904)   (376,023)

Average shares outstanding
       - assuming dilution                             5,255,621       4,268,416        5,194,384    4,201,946


     For the three and six months ended March 31, 1999 the impact of stock options are anti-dilutive and are excluded from the calculations of diluted net earnings per share. Accordingly, diluted net earnings per share are equivalent to basic net earnings per share for those periods.

3.     Capital stock:

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

      (a)        Stock option plan:

          On February 25, 1999, the Board of Directors approved the 1999 stock option plan. Pursuant to the plan, 700,000 common shares are reserved for issue to eligible individuals.

          A total of 552,300 share options were granted and approved by the Board of Directors during the three months ended March 31, 1999 which expire between February 2009 and March 2009. Of this total, 40,000 options were granted to the members of the board of directors, 400,000 options were granted to an officer and director and 54,000 options were granted to 2 officers of the Company. All options were granted pursuant to the 1999 stock option plan. The options exercise prices range from $3.40 to $4.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     Three months ended March 31, 1999 compared to three months ended March 31,1998 and six months ended March 31, 1999 compared to six months ended March 31, 1998.

Overview

     The following table sets forth for the periods indicated certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales:

                                                                 Three months ended          Six months ended
                                                                      March 31,                  March 31,
                                                                1999          1998            1999         1998
Sales                                                          100.0%        100.0%          100%         100%

Gross Profit                                                    70.4          68.6             71.1       63.6

Other Income                                                     4.0           5.8              4.3        5.3

R&D Expenditures(1)                                             27.0          13.9             24.0       13.4

Selling, General & Administrative                               44.3          43.1             47.7       39.9

Net Income                                                       3.1          17.4              3.7       15.5


     (1) The R&D expenditures are expressed before applying R&D tax credits of $19,000 in the first three months of fiscal 1999, $62,617 in the first three months of fiscal 1998, $46,000 in the first six months of fiscal 1999 and $119,617 in the first six months of fiscal 1998.

Sales

     Sales for the three months and six months ended March 31, 1999 were $1,607,830 and $2,987,067, representing increases of 93.2% and 73.1%, respectively, over sales of $832,015 and $1,725,888 for the three months and six months ended March 31, 1998, respectively. The increased sales reflect and increase in unit sales of all the Company's products due to continued market acceptance. Sales of the BMC and EPC devices increased by 188.1% and 459.4%, respectively, for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, and increased 133.6% and 559.6%, respectively, for the six months ended March 31, 1999 compared to the six months ended March 31, 1998.

Gross Profit

     Gross profit for the three months and six months ended March 31, 1999 were $1,131,448 and $2,125,036, representing increases of 70.4% and 71.1%, respectively, over gross profit of $570,931 and $1,097,083 for the three months and six months ended March 31, 1998, respectively. Gross profit, as a percentage of sales, was 70.4% and 71.1% for the three months and six months ended March 31, 1999, respectively, as compared to 68.6% and 63.6% for the three months and six months ended March 31, 1998. Over the past eighteen months the Company has been very successful at reducing its product costs to improve gross profit. As the number of volume shipments increases there will be added pressure, from customers, to lower the selling price and the gross profit is expected to decline slightly as a result.

Other Income

     Included in other income is royalty income, consulting fees and interest income. Other income for the three months and six months ended March 31, 1999 were $63,761 and $129,510, representing increases of 31.4% and 42.3%, respectively, over other income of $48,522 and $90,980 for the three months and six months ended March 31, 1998, respectively. Other income, as a percentage of sales, was 4.0% and 4.3% for the three months and six months ended March 31, 1999, respectively, as compared to 5.8% and 5.3% for the three months and six months ended March 31, 1998. Interest generated on short-term investments, as a percentage of other income, was 78.6% and 79.1% for the three months and six months ended March 31, 1999, respectively. As sales increase and royalty payments continue to decline other income will continue to decrease as a percentage of sales.

Research & Development ("R&D") Expenditures

     R&D expenditures for the three months and six months ended March 31, 1999 were $433,842 and $718,193, representing increases of 274.5% and 211.0%, respectively, over R&D expenditures of $115,832 and $230,904 for the three months and six months ended March 31, 1998, respectively. R&D expenditures are stated before applying R&D tax credits of $19,000 and $46,000 for the three months and six months ended March 31, 1999, respectively, and $62,617 and $119,617 for the three months and six months ended March 31, 1998, respectively. R&D expenditures, as a percentage of sales, were 27.0% and 24.0% for the three months and six months ended March 31, 1999, respectively, as compared to 13.9% and 13.4% for the three months and six months ended March 31, 1998. The increases in R&D expenses for both the three months and six months ended March 31, 1999 were due to increased personnel costs required to staff the new memory controller group and increased prototyping and subcontractor costs incurred to develop the first generation PDC and second generation USC devices.

Net Income for the period

     Net income for the three months and six months ended March 31, 1999 were $49,721 and $111,970, representing decreases of 65.6% and 58.3%, respectively, over net income of $144,697 and $268,200 for the three months and six months ended March 31, 1998, respectively. Net income, as a percentage of sales, decreased to 3.1% and 3.7% for the three months and six months ended March 31, 1999, respectively, compared to 17.4% and 15.5% for the three months and six months ended March 31, 1998, respectively. Increases in R&D expenditures, advertising, trade show expenses and selling commissions were the principal reasons for the decline in net income.

Liquidity and Capital Resources

     The Company's principal source of liquidity as of March 31, 1999 consisted of $3,774,442 in cash, cash equivalents and short-term investments compared to $4,821,556 as of September 30, 1998.

     For the six months ended March 31, 1999, net cash used by operating activities was $562,681. The principle use of cash was to increase accounts receivable by $584,651 as a result of an increase of 73.1% in sales, to reduce accounts payable by $56,526 and to reduce accrued liabilities by $33,482. For the six months ended March 31, 1999, the principle source of cash was from net income of $111,970. Net cash provided by operating activities for the six months ended March 31, 1998 was $21,920 and reflected net income of $268,200 less increased accounts receivables of $165,196, increased inventories of $47,872 and decreased accounts payable of $97,865.

     For the six months ended March 31, 1999, net cash used by investing activities was $502,283 and reflected the purchase of hardware and software tools used to design and validate new products. For the six months ended March 31, 1998, net cash used by investing activities was $37,129 and reflected the purchase of computer equipment and office furniture.

     For the six months ended March 31, 1999, net cash provided by financing activities was $28,950 reflecting the exercise of stock options. For the six months ended March 31, 1998, the net cash used in financing activities was $34,961 and was primarily used to repay the bank loan and lease obligations.

     For the six months ended March 31, 1999 and March 31, 1998, the net cash used in all activities was $1,036,014 and $50,170, respectively.

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

Business Systems

     Based on the Company's continuing assessment, the Company has determined that the cores of its business software applications, including those critical to the Company's normal operation are Year 2000 compliant. However, the Company is currently evaluating business and planning software from JD Edwards, BAAN and Navision and plans to install one of these systems late in 1999. The costs associated with bringing on-line one of these business planning applications, estimated to be between $100,000 and $250,000, have not been allocated to the Year 2000 issue as they will be purchased by the Company to satisfy its business needs and not solely to address the Year 2000 issue.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period January 1, 1999 through March 31, 1999, the Company granted to certain employees, officers and directors of the Company options to purchase an aggregate of 552,300 shares of Common Stock pursuant to the Company's 1999 Employee Stock Option Plan. The following table sets forth more specific information relating to such option grants:

          Number of
        Optionholders               Number of Options                Exercise Price                Expiration Date


             1                             2,000                           $4.00                           March 25, 2002
           18(1)                         108,300                           $4.00                        February 28, 2009
            1(2)                         400,000                           $3.40                        February 28, 2009
             1                             2,000                           $3.81                        February 28, 2009
            4(3)                          40,000                           $4.00                           March 28, 2009

----------------------

     (1) 54,000 of such options were granted to certain officers of the Company.

     (2) Represents options granted to John Zambakkides, the Chief Executive Officer and

     (3) Director of the Company. Represents options granted to certain members of the Company's Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on March 29, 1999, the following proposals were adopted by the margins indicated:

          1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                     Number of Shares
                                              For                                          Withheld
         John Fazackerley                     3,298,474                                     543,654
         John Zambakkides                     3,298,474                                     543,654
         Bernard N. Slade                     3,298,474                                     543,654
         James Wilkinson                      3,298,474                                     543,654
         Robert Skinner                       3,298,474                                     543,654

         2. To approve the Company's 1999 Employee Stock Option Plan:

             For                           Against                         Abstain

          3,228,574                        581,354                          32,200


         3. To ratify the appointment of KPMG Peat Marwick as independent auditors:

             For                           Against                         Abstain

          3,228,574                        581,354                          32,200


ITEM 5.  OTHER INFORMATION

         Effective as of April 30, 1999, Gregg E. Smith resigned from his position as the Company's Vice-President of Sales and Marketing and is no longer employed by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:                 Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the six month period ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          V3 SEMICONDUCTOR, INC.


Date: May 14, 1999                                          By: /s/Carl Mitchell
                                                    Carl Mitchell, Secretary and
                                                     Principal Financial Officer