Form 10QSB
period 1999-06-30
V3 SEMICONDUCTOR INC
filed 1999-08-13
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 1999, 5,544,928 shares of Common Stock, par value $.001 per share, of V3 Semiconductor, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

Consolidated  Balance Sheet as of June 30, 1999 and September 30, 1998                                              3

Consolidated Statement of Operations for the nine months ended June 30, 1999                                        4

Consolidated Statement of Stockholders' Equity for the period ended                                                 5
June 30, 1999

Consolidated Statement of Cash Flows for the period ended June 30, 1999                                             6

Notes to Consolidated Financial Statements                                                                      7 - 8



V3 SEMICONDUCTOR, INC.
Consolidated Balance Sheets
(Stated in United States dollars)


                                                                                June 30,           September 30,
                                                                                  1999                 1998


                                                                              (unaudited)



Assets

Current assets:
     Cash and cash equivalents                                             $    3,975,672        $   4,821,556
     Accounts receivable, net of allowance for doubtful
       accounts of $16,145; $15,533 at September 30, 1998                       1,201,531              754,119
     Inventories                                                                  147,846              168,490
     Prepaid expenses                                                              16,873               39,694
                                                                                5,341,922            5,783,859



Capital assets                                                                    971,673              420,794

                                                                           $    6,313,595        $   6,204,653





Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                      $      442,860        $     576,055
     Accrued liabilities                                                           65,885               64,777
     Capital taxes payable                                                            987                4,940
     Deferred revenue                                                                   -              105,394
                                                                                  509,732              751,166



Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding                                                         -                    -
         Special shares:
              Authorized 3,400,000; 46,368 shares issued and
                outstanding at June 30, 1999; 46,368
                shares issued and outstanding at September 30, 1998                   124                  124
         Common shares:
              Authorized 50,000,000; 5,544,928 shares issued and
                outstanding at June 30, 1999; 5,471,628
                issued and outstanding at September 30, 1998                        5,545                5,472
         Additional paid-in capital                                             6,289,902            6,050,500
                                                                                6,295,571            6,056,096


     Cumulative translation adjustment                                            (20,078)              15,728
     Deficit                                                                     (471,630)            (618,337)
                                                                                5,803,863            5,453,487



                                                                           $    6,313,595        $   6,204,653





          See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Operations - unaudited
(Stated in United States dollars)

                                                                  Six months ended                    Nine months ended
                                                                      June 30,                                 June 30,
                                                                1999            1998             1999            1998


                                                                     (unaudited)                      (unaudited)



Sales                                                      $  1,636,749   $    914,080      $  4,623,816   $  2,639,968

Cost of goods sold                                              476,286        215,398         1,338,317        844,203



                                                              1,160,463        698,682         3,285,499      1,795,765

Other income                                                     26,623         35,927           156,133        126,907

Expenses:
     Selling, general and administrative                        652,581        564,383         1,919,889      1,159,742
     Research and development                                   202,565         90,194           545,740        201,481
     Depreciation and amortization                               65,899         36,486           154,776         82,687
     Rent and utilities                                          34,156         25,831           100,136         69,393
     Bank charges and interest                                    1,082          1,779             3,299          5,616
                                                                956,283        718,673         2,723,840      1,518,919



Income (loss) before income taxes                               230,803         15,936           717,792        403,753

Income taxes:
     Current                                                    196,066          4,883           571,085        124,500
     Deferred                                                         -              -                 -              -

                                                                196,066          4,883           571,085        124,500



Net income                                                 $     34,737   $     11,053      $    146,707   $    279,253





Net income per share:
     Basic                                                 $      0.01    $       0.00      $      0.03    $       0.07
     Diluted                                               $      0.01    $       0.00      $      0.03    $       0.06




          See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Changes in Shareholders' Equity - unaudited (Stated in United States dollars)

                                                                  Additional      Total share                            Total
                                                                  Paid-in capital capital and  Retained                  share
                                                                  special shares  additional   earnings      Cumulative  holders'
                            Special shares     Common shares      and             paid-in      (accumulated  translation equity
                            Shares    Par    Shares    Par value  common shares   capital      deficit)      adjustment  (deficit)
                                      value
Balance, September 30, 1998 46,368    $124   5,471,628  $5,472    $6,050,500      $6,056,096   $(618,337)    $15,728     $5,453,487

Changes during the period:
Net income                     -       -        -          -         -                 -         146,707        -           146,707
Translation adjustment         -       -        -          -         -                 -          -          (35,806)       (35,806)
Issuance of capital stocks     -       -        73,300      73       239,402         239,475      -                         239,475
Balance, June 30, 1999      46,368    $124   5,544,928  $5,545    $6,289,902      $6,295,571   $(471,630)    $(20,078)   $5,803,863






          See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Cash Flows - unaudited
(Stated in United States dollars)

                                                                      Nine months ended
                                                                           June 30,
                                                                  1999                 1998

Operating activities:
     Net income (loss) ...................................   $   146,707           $   279,253
     Add items not involving cash:
         Depreciation and amortization ...................       154,776                82,687
         Deferred revenue ................................      (105,394)               (6,699)
     Changes in working capital balances
         Accounts receivable .............................      (447,412)             (328,104)
         Capital taxes ...................................        (3,953)               (2,534)
         Inventories .....................................        20,644               (47,054)
         Prepaid expenses ................................        22,821                 8,463
         Accounts payable ................................      (133,195)               18,339
         Accrued liabilities .............................         1,108                (5,442)
     Total cash provided by (used in) operating activities      (343,898)               (1,091)



Investing activities:
     Additions to capital assets .........................      (705,655)             (109,444)
     Total cash used in investing activities .............      (705,655)             (109,944)



Financing activities:
     Issuance of capital stocks ..........................       239,475             4,374,832
     Repayment of bank term loan .........................          --                 (45,875)
     Repayment of obligation under capital lease .........          --                  (8,350)
     Total cash provided by (used in) financing activities       239,475             4,320,607

Increase (decrease) in cash and cash equivalents .........      (810,078)            4,210,072

Effect of currency translation adjustments on cash .......       (35,806)               16,360

Cash and cash equivalents, beginning of period ...........     4,821,556               558,676

Cash and cash equivalents, end of period .................   $ 3,975,672           $ 4,785,108

Cash paid for:
     Interest ............................................   $       245           $     3,374




          See accompanying notes to consolidated financial statements.

1.     Basis of presentation:

          In the opinion of management, the unaudited consolidated financial statements of V3 Semiconductor, Inc. (the Company) included herein have been prepared on a consistent basis with the September 30, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the September 30, 1998 audited consolidated financial statements and notes thereto. The Company's results of operations for the first nine months of 1999 are not necessarily indicative of future operating results.

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

       The reconciliation of shares used to calculate basic and diluted earnings per share is as follows:

                                                          Six months ended               Nine months ended
                                                              June 30,                       June 30,
                                                          1999           1998           1999            1998



       Net income                                       $ 34,737        $ 11,053        $ 146,707    $ 279,253

       Shares used in basic earnings
         per share computations
         weighted average common and
         special shares outstanding                    5,552,041       4,573,516        5,532,511    4,281,345




       Effect of dilutive securities:
         Dilutive shares contingently
           issuable upon the exercise
           of stock options and warrants               1,055,392         558,993          785,425      469,962

       Shares assumed to have been purchased
         for treasury with assumed  proceeds
         from the exercise of stock options and
         warrants                                       (577,661)       (432,044)        (776,471)   (386,034)

Average shares outstanding
       - assuming dilution                             6,029,772       4,700,464        5,541,465    4,365,273


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

General

         The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The Company's products are co-peripherals to microprocessors manufactured by third parties such as Intel Corporation, Motorola Corporation, International Business Machine, Hitachi Semiconductor of America, Quantum Effect Design, Texas Instruments, Integrated Device Technology and Advanced Micro Devices. The principal product lines fall into six categories: Burst DRAM and SDRAM Memory Controllers (BMC, PDC and SDC families), System Controllers (SSC and USC families) and PCI Bridge Controllers (PSC, PBC, EPC, USC and HPC families). These products are used in applications such as servers, communication routers, data switches, mass storage controllers, modems, facsimiles and imaging equipment, telecommunications switching equipment, networking controllers, instrumentation, industrial tools and consumer appliances.

Results of Operations

         Six months ended June 30, 1999 compared to six months ended June 30,1998 and nine months ended June 30, 1999 compared to nine months ended June 30, 1998.

Overview

        The following table sets forth for the periods indicated certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales:

                                                                  Six months ended           Nine months ended
                                                                      June 30,                   June 30,
                                                                1999          1998            1999         1998
Sales                                                          100.0%        100.0%          100%         100%
Gross Profit                                                    70.9          76.4             71.1       68.0
Other Income                                                     1.6           3.9              3.4        4.8
R&D Expenditures(1)                                             24.4          10.4             24.2       12.3
Selling, General & Administrative                               39.9          61.7             41.5       43.9
Net Income                                                       2.1           1.3              3.2       10.6


     (1) The R&D expenditures are expressed before applying R&D tax credits of $196,066 in the third quarter of fiscal 1999, $4,883 in the third quarter of fiscal 1998, $571,085 in the first nine months of fiscal 1999 and $124,500 in the first nine months of fiscal 1998.

Sales

         Sales for the six  months  and nine  months  ended  June 30,  1999 were
$1,636,749  and  $4,623,816,   representing   increases  of  66.12%  and  83.0%,
respectively, over sales of $914,080 and $2,639,968 for the six months and nine months ended June 30, 1998, respectively. The increased sales reflect and increase in unit sales of all the Company's products due to continued market acceptance. Sales of BMC, SSC and PBC devices increased by 140.01%, 193.2% and 36.7%, respectively, for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, and increased 123.9%, 61.7% and 195.9%, respectively, for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Sales growth will continue to increase as result of the release of new products, specifically the PDC and second generation of USC devices, and continued demand of existing product lines by our customer base.

Gross Profit

         Gross profit for the six months and nine months ended June 30, 1999 were $1,160,463 and $3,285,499, representing increases of 66.1% and 83.0%, respectively, over gross profit of $698,682 and $1,795,765 for the six months and nine months ended June 30, 1998, respectively. Gross profit, as a percentage of sales, was 70.9% and 71.1% for the six months and nine months ended June 30, 1999, respectively, as compared to 76.4% and 68.0% for the six months and nine months ended June 30, 1998. Over the past eighteen months the Company has been very successful at reducing its product costs to improve gross profit. As the number of volume shipments increases there will be added pressure, from customers, to lower the selling price and the gross profit is expected to decline slightly as a result. In addition, the cost of sales will slightly increase as the Company outsourced its logistics functions to a third party expert for most of its product lines in order to enhance in meeting the demands of our customers.

Other Income

         Included in other income are royalty income, consulting fees and interest income. Other income for the six months and nine months ended June 30, 1999 were $26,623 and $156,133, representing decrease of 25.9% and increase of 23.0%, respectively, over other income of $35,927 and $126,907 for the six months and nine months ended June 30, 1998, respectively. Other income, as a percentage of sales, was 1.6% and 3.4% for the six months and nine months ended June 30, 1999, respectively, as compared to 3.9% and 4.8% for the six months and nine months ended June 30, 1998. Interest generated on short-term investments, as a percentage of other income, was 93.9% and 81.6% for the six months and nine months ended June 30, 1999, respectively. As sales increase and royalty payments continue to decline other income will continue to decrease as a percentage of sales.

Research & Development ("R&D") Expenditures

         R&D expenditures for the six months and nine months ended June 30, 1999 were $398,631 and $1,116,825, representing increases of 319.3% and 242.6%, respectively, over R&D expenditures of $95,077 and $325,981 for the six months and nine months ended June 30, 1998, respectively. R&D expenditures are stated before applying R&D tax credits of $196,066 and $571,085 for the six months and nine months ended June 30, 1999, respectively, and $4,883 and $124,500 for the six months and nine months ended June 30, 1998, respectively. R&D expenditures, as a percentage of sales, were 24.4% and 24.2% for the six months and nine months ended June 30, 1999, respectively, as compared to 10.4% and 12.3% for the six months and nine months ended June 30, 1998. The increases in R&D expenses for both the six months and nine months ended June 30, 1999 were due to increased personnel costs required to staff the new memory controller group and increased prototyping and subcontractor costs incurred to develop the first generation PDC and second generation USC devices.

Net Income for the period

     Net income for the six months and nine months ended June 30, 1999 were $34,737 and $146,707, representing increase of 202.0% and decrease of 47.5%, respectively, over net income of $11,503 and $279,253 for the six months and nine months ended June 30, 1999, respectively. Net income, as a percentage of sales, were 2.1% and 3.2% for the six months and nine months ended June 30, 1999, respectively, compared to 1.3% and 10.6% for the six months and nine months ended June 30, 1998, respectively. Increases in R&D expenditures, advertising, trade show expenses and selling commissions were the principal reasons for the decline in net income.

Liquidity and Capital Resources

     The Company's principal source of liquidity as of June 30, 1999 consisted of $3,975,672 in cash and short-term investments compared to $4,821,556 as of September 30, 1998.

     For the nine months ended June 30, 1999, net cash used by operating activities was $343,898. The principle use of cash was to increase accounts receivable by $447,412 as a result of an increase of 75.1% in sales, to reduce accounts payable by $133,195. For the nine months ended June 30, 1999, the principle source of cash was from net income of $146,707. Net cash used in operating activities for the nine months ended June 30, 1998 was $1,091 and reflected significantly of increased accounts receivable of $328,104 and inventories of $47,054 less net income of $279,253.

     For the nine months ended June 30, 1999, net cash used by investing activities was $705,655 and reflected the purchases of hardware and software tools used to design and validate new products. For the nine months ended June 30, 1998, net cash used by investing activities was $109,944 and reflected the purchase of computer equipment and office furniture.

     For the nine months ended June 30, 1999, net cash provided by financing activities was $239,475 reflecting the exercise of stock options. For the nine months ended June 30, 1998, the net cash provided by financing activities was $4,320,607 and was significantly from issuance of capital stocks less repayment of the bank loan and lease obligations.

     For the nine  months  ended June 30, 1999 and June 30,  1998,  the net cash
used  in  all   activities   was  $810,078  and  provided  by  was   $4,210,072,
respectively.

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

Business Systems

     Based on the Company's continuing assessment, the Company has determined that the cores of its business software applications, including those critical to the Company's normal operation are Year 2000 compliant. However, the Company is currently installing business and planning software from JD Edwards. The costs associated with bringing on-line this business planning application, estimated to be between $100,000 and $250,000, have not been allocated to the Year 2000 issue as they will be purchased by the Company to satisfy its business needs and not solely to address the Year 2000 issue.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     Exhibit 27: Financial Data Schedule

  (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six month period ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    V3 SEMICONDUCTOR, INC.


Date: August 12, 1999                        By: /s/Carl Mitchell
                                                    Carl Mitchell, Secretary and
                                                     Principal Financial Officer