Form 10KSB
period 1999-09-30
V3 SEMICONDUCTOR INC
filed 1999-12-27
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1999

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

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if no disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

     The issuer's revenues for its most recent fiscal year. $7,043,353.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold as of September 30, 1999 was: $66,770,094.

     The  number  of  shares  outstanding  of  the  registrant's   Common  Stock
outstanding as of September 30, 1999 was 5,743,664.

DOCUMENTS INCORPORATED BY REFERENCE:

     Reference  is  made  in  Part  III  of  this  Report  to  the  Registrant's
Prospectus, dated October 21, 1998, filed pursuant to Rule 424(b) of the Securities Act of 1933.

     Reference is made in Part III of this Report to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on July 15, 1998, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to Amendment Number 1 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on September 22, 1998, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to Amendment Number 2 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 8, 1998, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to Amendment Number 3 to the Registrant's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 19, 1998, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, as filed on December 23, 1998, which is hereby incorporated by reference.


     Transitional Small Business Disclosure Format: Yes ______; No X

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

     The Company's products are co-peripherals to all major RISC processors including, but not limited to, Intel's i960 family of processors, IBM's PowerPC series, Hitachi SH Series, MIPS (QED) Processors, AMD's 29K, as well as embedded x86 processors which are used for lower cost applications. In addition, with a minimum of programming, the Company's controllers (System, Memory and PCI) can be used with any and all embedded processors, such as: Motorola (PowerPC, 68K, Coldfire, PowerQUICC families), MIPS(TM)Processors (MIPS, IDT, NEC, Toshiba). The Company's products are designed to be compatible with existing and new standards and technologies such as PCI with I2O.

     The Company has identified target markets for its business, designed and developed products that satisfy the requirements of key customers in those markets, and established a number of important strategic alliances with Intel, IBM, Motorola, Hitachi and QED. The Company is presently listed on Hitachi's, Intel's, Motorola's, QED's and T.I.'s websites. The Company's sales and marketing channels are designed in order to provide total market coverage. The Company has now reached the stage in the development of its business plan and has the right management team in place, to aggressively pursue marketing and sales strategies to maximize market share in its target markets and reinforce its competitive advantages in the Embedded Systems market.

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

     The  Company's  principal  product lines fall into four  categories:  Burst
(DRAM) Memory Controllers (BMC, PDC, and SDC Families), Small System Controllers (SSC Family), PCI Bridge Controllers (PBC, EPC, USC, HPC, PSC), and PCI to PCI Bridges (PPB Family). Today's market demands also require support for these silicon devices in the form of evaluation and reference design boards, application notes, documentation and software that will enable engineers ease of interfacing to other devices in their design.

Burst (DRAM/PCI DRAM/SynchronousDRAM) Memory Controllers (BMC, PDC, and SDC)

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

     The high-performance PCI target interface with integrated SDRAM Controller ("PDC's") and the Synchronous DRAM Controller ("SDC's") are the newest products from V3's newly formed Memory Controller Product Group. These devices complement the existing BMC family of memory controllers, by providing an upgrade path to today's most popular Synchronous DRAM. These devices enable system designers to shorten their design cycle by offering them an off the shelf product, that in turn will provide the advantage of faster time-to-market. The PDC interfaces to the industrial standard PCI bus and the CompactPCI bus. At the same time, they provide access to SDRAM and other peripheral components such as FLASH and SRAM. The PDC is a Hot Swap Ready device (Hot Swap Ready - ability to insert and extract a system board without shutting down the system) and is available in industrial temperature range. The SDC is also available in industrial temperature range. This device is the successor to the BMC, which interfaces the host processor to SDRAM to provide higher performance, lower system cost and a faster design cycle.

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

     The Company's SSC System Controller family includes a high performance DRAM controller, DMA controllers, interrupt management, serial ports, I/O control logic, timers and I/O ports. The SSC can be combined with Intel i960 or IBM PowerPC processors to build powerful, low-component add-in cards, robotics controllers and networking systems.

         PCI Bridge Controllers (PBC,EPC,USC,HPC and PSC)

     Peripheral Component Interconnect (PCI) is a new system "bus" standard developed by more than 100 industry leading companies, including Intel, IBM, AMD, H.P. and Apple to define a single standard method of connecting CPUs to peripheral devices such as disk controllers, graphics controllers and communication devices. Most computers today use the PCI bus interface that has replaced the Industry Standard Architecture (ISA) bus interface.

     The Company was the first company to go to production with devices that supported the intelligent input/output (I2O) standard. This new standard provides a software solution (along with PCI, a standard bus interface) which optimizes CPU and system performance by handling the overhead of I/O interrupts.

     The Company has now launched its Second Generation of I2O PCI Controllers, the EPC (Enhanced PCI Controller). The EPC has additional functionality such as DMA Chaining, which supports Multi-Processor capabilities. These features are in demand by mainly networking companies such as: 3 Comm, Cabletron, Cisco, Hewlett Packard, Lucent Technologies, Nortel Networks, Newbridge and others.

     The Company's USC (Universal System Controller) family is a high-performance, highly integrated PCI bridge solution for MIPS and SH processors. The USC product family consists of an SDRAM controller with support for Enhanced SDRAM, FIFO storage, DMA Chaining, 3.3v operation - all necessary features that are in demand in the industry today. This controller family was designed to address the two largest embedded processor market segments, MIPS and SH. The Company expects substantial revenues to be generated from the USC in the year 2000 and beyond. Market acceptance has already been overwhelming.

     The Company's latest and most advanced controller the High-Performance PCI Controller ("HPC") extends the existing line of PCI Bridge Controllers into the arena of 64-bit datapaths. The Company's HPC PCI Bridge family is designed to serve as the system control logic for high-end embedded applications whose computational and bandwidth performance levels are unattainable with existing 32-bit solutions. The HPC can provide simultaneous connectivity to multiple PCI buses, high performance MIPS(TM) processors, and commodity Synchronous DRAMs (SDRAMs) without the use of any external components. In addition, the HPC family includes a high-performance DMA controller, interrupt management, serial ports, I/O control logic, timers, and I/O ports, all of which allow system designers to build very powerful, low-component systems tailored to their embedded applications.

PCI to PCI Bridges (PPB)

The Company's PPB family (PCI-to-PCI Bridge) is the newest product designed to address the issues of bandwidth restrictive applications. The PPB is a highly integrated, high-performance peripheral device that performs PCI-to-PCI bridging functions. It provides electrical isolation of devices on each PCI bus while maintaining concurrent operation on both buses. This 64-bit Hot Swap Ready device is pin-to-pin compatible with Intel's popular 21154 PCI-to-PCI bridge family (provides second source and supply continuity for Intel's 21154 PCI-to-PCI bridges). The features of this product best address advanced networking and telecommunications products, mass storage controllers (RAID), high performance servers, and Intelligent I/O subsystems.

Embedded Systems Industry Overview


         The Worldwide Semiconductor Total Available Market is shown below:

Semiconductor Market Growth (US$)
         Year              Revenues         Growth
         -----------------------------------------
         1996              $130B
         1997              $137B                     5%
         1998              $122B                     -11%
         1999              $133B                     9%
         2000              $154B                     16%
         2001              $182B                     18%

     Source: SIA 1998-2000 Forecast

     According to a report prepared by Frost and Sullivan, a market research company (the "Frost and Sullivan Report"), the total embedded market which is a segment of the Total Available Market (4, 8, 16 and especially 32 and 64 bit RISC Processors) is expected to grow to approximately $34 billion by the year 2002. The embedded market is driven by the increasing performance demands for speed and functionality, of the server, mass storage, networking and communications technologies. Global players, such as IBM, Intel, Hewlett Packard, Hitachi, and Motorola, who are also the Company's technology partners and/or customers, attest to this unprecedented growth by investing heavily into product development in RISC processors, new standards, and new 32 and 64 bit peripherals. Their heavy investments are driven either by the need to develop, design and market end-user equipment or semiconductor products in support of the embedded market.

     Moreover, the high-end 32 and 64 bit processor segment of the embedded market is expected to exceed $7 billion by the year 2002. The PCI market, a major subsection of the embedded market that the Company serves, is expected to grow to $1.7 billion during the same time period. The Company is targeting a subset of this market, the peripherals sector, which is expected to grow to over $1 billion by the year 2002. The Company's goal is to attain significant market share of this surging market by 2001. Emerging standards, such as I2O (Intelligent I/O)--which address and resolve the serious and costly systems problem of data bottlenecks--create new opportunities in this market, by providing solutions to data transfer and CPU overhead problems. In an embedded system, these are crucial design issues that seriously impact system performance. The increasing need to move data faster and more efficiently will require solutions supported by the Company's current and future products.

     Initially the Company's products were developed to support RISC processors in embedded applications. As Embedded Systems requirements have evolved, the Company has moved to designing more advanced products in support of the I/O (input/output) needs that are driven by such industry leaders as Cisco, Compaq, Hewlett Packard, IBM, Intel, Lucent Technologies and Nortel Networks. New products may include a RISC processor core or "coring" with a partner as part of a highly integrated silicon based system, as well as other highly integrated peripherals targeted for certain segments (telecom and data equipment, imaging, set-top boxes and high-end servers) of the market.

     The newly created Memory Products group, which augments the 32 Bit and Advanced (64 Bit & PCI to PCI) product groups, is an added strength that fortifies our position in the market place, while it differentiates us from our competitors who lack this essential embedded market expertise.

     The product development roadmap is now on a "high velocity" curve for fiscal year 2000. These will include our new generation high-performance core silicon products, supported by board level systems (for reference and evaluation purposes) and software, as well as Intellectual Property (IP). Reusable IP - a transportable "virtual component" design or intellectual property, that is in software form rather than hardware, and can be integrated or re-synthesized into other (silicon) products, is now one of the fastest growing segments in the semiconductor business today. The natural target of IP is the rapidly emerging System-on-Chip (SoC) market - a revolution that has gained momentum and will eventually create an entire new range of consumer and business products that require an enormous amount of integration for numerous functions on a single chip.

     In manufacturing and through our foundry partners, we have established scales and efficiencies that allow us to compete and maintain our margins. As we migrate to newer methodologies and smaller geometries - that afford us increased functionality and product complexity, that yields higher performance and lower cost per gate products - we are well positioned for the competitive onslaught and rapidly increasing market demands.

Semiconductor Industry Market Structure

     There are three major segments in the semiconductor industry: the standard integrated circuit ("IC") segment, the application specific integrated circuit ("ASIC") segment and the "chipset" segment which is a hybrid of the other two segments. Each of these market segments can be further subdivided into "merchant" and "captive" markets. The merchant market consists of producers involved in sales to unrelated third parties, while the captive market involves sales to affiliated parties. For example, while IBM is reportedly the largest producer of semiconductors in the world, its production is principally consumed internally by its "captive" vertically integrated business groups. AMD, Motorola, NSC, SGS-Thompson, and TI on the other hand, are examples of merchant semiconductor suppliers.

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

     The volume requirements of major merchant market suppliers, their cost of production constraints, and the effect that this has on product selection for inclusion in the semiconductors they design and produce has created opportunities for innovative semiconductor companies, such as Actel, Atmel, and Xilinx. This once niche market now encompasses a wide variety of rapidly emerging segments of the embedded market. These kinds of producers are known in the industry as "fabless" semiconductor manufacturers. These design-centric companies, under subcontracting arrangements with larger semiconductor manufacturers, focus on developing IP (Intellectual Property) and niche designs and products which can be incorporated into, or added on to, the semiconductors manufactured by principal merchant market semiconductor suppliers. Because fabless manufacturers do not have the high fixed costs associated with semiconductor manufacturing, profitable sales can be made at lower volume targets and their niche products can be brought to market both independently and through arrangements with the principal merchant market semiconductor manufacturers.

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

     The 32-Bit Embedded Processor market is expected to ship 320 million units for a total value of $3.4 billion and the 64-Bit Embedded Processor market is expected to ship 200 million units for a total of $2.9 billion by the end of 2000. The Company has had an early start in this marketplace and given its current and planned product mix, anticipates being one of only a few suppliers of this technology.

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

     The Company markets its products worldwide through a network of manufacturers' representatives and distributors. The Company utilizes the technical support, customer service and materials management of its representatives and distributors. The Company's customers include ATI, Cabletron, Cisco, Data General, Hewlett Packard, Hitachi, IBM, Kodak, Lucent, NEC, Nortel, Samsung, and Sony.

     The Company has developed a number of relationships with strategic partners who combine the Company's products with their own in recommended system solutions for customers. These include the i960 division of Intel, the High End Microprocessor group of Motorola, the RISC product group of IDT, the Embedded Processor group of IBM, the Embedded Super-H group of Hitachi, MIPs Intellectual Property House of QED, and the Embedded Processor Division of AMD.

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

     This third party marketing approach has enabled the Company to develop a substantial base of customers. These alliances have been particularly important in developing relationships and product distribution channels to smaller customers who are more risk averse and less prepared to embrace technology solutions offered by smaller suppliers such as the Company. Due to its strategic relationships with established merchant market manufacturers, the Company has been able to develop a level of confidence in smaller suppliers that makes it easier to establish ongoing relationships with them. Smaller customers are important to the Company's overall market development strategy since they purchase smaller quantities of its products at higher average selling prices. They also provide a more diverse and stable revenue base than that which would apply if the Company held a small number of large accounts.

Manufacturing

     The Company does not own or operate silicon fabrication facilities and therefore is referred to as a "fabless" semiconductor company. The Company has chosen to be fabless as a result of (i) the significant front end costs of constructing and owning silicon fabrication facilities (estimated at $500 million to $1 billion) and (ii) the overabundance of low cost fabrication capacity available in the market. The Company's semiconductor manufacturers include Samsung and Hyundai, both located in Korea and KLSI, located in Japan. The Company is also in discussions with IBM, Hitachi, TSMC, ST Microelectronics, S-MOS/Seiko Epson and UMC regarding fabrication.

     To assure its products meet high-quality standards, the Company has established a Manufacturing/Process Engineering group and a Quality Assurance department. The continuous audits by these groups assure that the Company's manufacturing partners and its employees have the discipline to meet the quality requirements for an ISO 9001 Registered company. The ISO 9001 certification is a quality management and quality assurance certification standard developed by the International Organization for Standardization ("ISO"). The ISO 9001 Registration is the highest standard in the ISO 9000 series. The ISO 9000 series was developed to provide an internationally accepted system of rating quality and for providing product standardization. V3 is the only company among its competitors that is ISO 9001 Registered, a definite asset in getting approved vendor status with large customers such as Cisco, NorTel and Hewlett Packard etc.

Research and Development/Product Development

     The Company has assembled a strong engineering team, comprised of senior architects and designers from companies such as ATI, Genesis, LSI Logic, Nortel and Scientific Atlanta. The Company's engineering group has designed and developed the Company's product families, including the Burst Mode Controller and the System Controller series, both of which remain in production today. The Company plans to expand its product line and enter the 64-Bit PCI Controller and 64-Bit PCI to PCI Bridge market, based on customer demands and embedded market and RISC processor evolution. The Company maintains a continuous dialogue with customers and technology partners to ensure that the Company's products incorporate features that are essential for the rapidly evolving (embedded) systems design requirements. As a result, the Company's new products will incorporate inputs from current customers (Cisco, Hewlett Packard, IBM, Kodak, Lucent Technologies, and Nortel Networks), and leverage the expertise gained from joint product development with Hitachi, IBM, IDT, Intel, Motorola, and QED. For example, the Company utilized such expertise to become the first semiconductor company to introduce and demonstrate a family of products compatible with the newly emerging I2O standard. Similarly, the newer MIPS and SH products, were developed after close collaboration with QED and Hitachi respectively.

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

Employees

     As of September 30, 1999, the Company currently employs approximately 50 individuals. The company plans to increase the number of employees to 66 persons over the next year. Most new employees will be hired to expand the engineering and sales and marketing departments.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases its headquarters a 7,500 square foot located in North York, Ontario. The lease is for a term of 5 years and 6 months, expiring January 31, 2002, with an annual base rent of Cdn.$7,491 for the first year, Cdn.$9,363.75 the second year, Cdn.$11,236.50 the third year, Cdn.$14,982 the fourth year, and Cdn.$18,727.50 for the remaining term of the lease. Additionally, on August 13, 1998, the Company leased an additional 3,346 square feet of office space for a period of three years and five months, expiring January 31, 2002. The Company leases this additional space for an annual base rent of $15,123.92. The headquarters houses the Company's President & CEO, Vice President of Engineering, General Manager and Financial Officer and Corporate Secretary and the Director of Manufacturing and Quality.

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


DATE                                              LOW BID             HIGH BID           LOW ASK             HIGH ASK

Fiscal 1997
     December 31, 1996                            $ 0.625              $3.25             $1.75               $4.25
     March 31, 1997                               $ 1.00              $3.00              $2.50               $4.50
     June 30, 1997                                $ 1.25              $4.125             $2.25               $5.00
     September 30, 1997                           $3.50               $4.375             $4.25               $5.25

Fiscal 1998
     December 31, 1997                            $ 2.375             $4.25              $3.25               $5.00
     March 31, 1998                               $3.75               $7.00              $4.00               $7.75
     June 30, 1998                                $ 3.875             $6.125             $4.00               $6.75
     September 30, 1998                           $3.25               $4.125             $3.625              $4.375

Fiscal 1999
     December 31, 1998                            $2.563              $4.813             $3.125              $5.125
     March 31, 1999                               $3.813              $4.031             $3.875              $4.313
     June 30, 1999                                $3.625              $9.688             $3.875              $9.875
     September 30, 1999                           $6.500              $12.750            $6.750              $13.000


     At September 30, 1999, there were approximately 274 holders of record of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding during the past two fiscal years. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

Recent Sale of Unregistered Securities

     During the fiscal year ended September 30, 1999, the Company issued to Sichenzia, Ross & Friedman LLP 1,000 shares of its common stock in consideration for $5,700 in fees for legal services rendered.

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

General

     The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The Company's products are co-peripherals to microprocessors manufactured by third parties such as Intel Corporation, Motorola Corporation, International Business Machine, Hitachi Semiconductor of America, Quantum Effect Design, Texas Instruments, Integrated Device Technology and Advanced Micro Devices. The principal product lines fall into three categories: Burst DRAM Memory Controllers (BMC family), System Controllers (SSC and USC families) and PCI Bridge Controllers (PBC, EPC and PSC families). These products are used in applications such as servers, communication routers, data switches, mass storage controllers, modems, facsimiles and imaging equipment, telecommunications switching equipment, networking controllers, instrumentation, industrial tools and consumer appliances.

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

Results of Operations

Overview

     The following table sets forth for the years ended September 30, 1999, 1998 and 1997: (i) certain items in the Company's Consolidated Statement of Operations expressed as a percentage of revenues; and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year:

                                                                          Items as a Percentage       Period to Period Percentage
                                                                              Of Net Sales                Increase (Decrease)
                                                                               Years Ended                    Years Ended
                                                                              September 30,                  September 30,
                                                                         1999     1998     1997          1998-99      1997-98

Sales                                                                   100.0%   100.0%   100.0%          78.6%        95.8%
Gross Profit                                                             70.4     68.8     61.6           82.7        118.8
Other Income                                                              3.2      5.3     13.3            8.7        (22.7)
R&D Expenditures                                                         25.7     14.5     18.9          216.9         50.5
Selling, General & Administrative                                        39.4     49.5     50.6           42.2         91.5
Net Income                                                                3.4      4.4     (6.5)

     (1) The R&D expenditures are expressed before applying R&D tax credits of $173,591 in 1999, $306,000 in 1998 and $35,032 in 1997.

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998.

Sales

     Sales for 1999 increased $3,003,790 to $6,825,302, a 78.6% increase over sales of $3,821,512 in 1998. The dramatic sales increase was attributable to an increase in the number of design wins that are now shipping in production volumes, the introduction of the USC device and various evaluation boards, and the continuos increase in the number of manufacturers sales representatives promoting the Company's products. Increase in the number of production design wins resulted in an increase of 87.1%, 57.4%, 84.4% and 57.4% in sales of the BMC, PBC,EPC and SSC respectively. The newly released USC family accounted for 3% of product sales in 1999 and that percentage is expected to increase dramatically over the next two years. The introduction of various evaluation boards boosted sales for that product family by 361.3%.

Gross Profit

     Gross profit was $4,807,796 in 1999, an $2,176,807 or 82.7% increase over gross profit of $2,630,989 in 1998. The increase was predominantly due to increased sales and reduced product costs. In 1999, gross profit margin, as a percentage of sales, was 70.4%, compared to 68.8% in 1998. The increase in gross margin is a reflection of the reduced product costs negotiated with the manufacturing subcontractors. As the number of volume transaction increase, the gross margin is expected to decline slightly.

Other Income

     Included in other income are royalty income, consulting fees and interest income totaling $218,051 in 1999,an increase of $17,402 or 8.7% compared to $200,649 in 1998.

     In 1999, royalty income decreased by $34,282 or 37.6% to $56,854 compared to $91,136 in 1998. This decrease was a direct result of reduction in royalty payments from National Semiconductor Corporation ("NSC"). In 1999 the Company received $nil in consulting fees for work performed on the behalf of non-related companies. In 1998 the Company received $36,122 in consulting fees for work performed on the behalf of non-related companies. In 1999 interest income increased by $87,806 or 119.60% to $161,197 compared to $73,391, in 1998. In
1999 the main source of interest income was generated from investing the funds raised from the private placement in short-term interest bearing notes.

Research & Development ("R&D") Expenditures

     R&D expenditures increased by 216.9% to $1,754,587 in 1999, from $553,641 in 1998, before applying R&D tax credits of $173,591 in fiscal 1999 and $306,000 in fiscal 1998. The increase in R&D expenditures was due to an increase in R&D personnel. The number of employees involved in R&D increased by 63.16% in 1999 compared to 1998 and resulted in an increase of 105% in R&D wages in 1999 compared to 1998. R&D costs were reduced by government funding of $16,615 in 1999, compared to government funding of $157,958 in 1998. The Company will continue to increase the number of R&D personnel to enable it to address emerging trends in technology as well as expedite the release of new products to market.

Net Income (Loss) for the year

     Net income for 1999 was $230,480, compared to $167,193 in 1998. This was the result of a 78.6% increase in sales from 1998 to 1999, as well as the 1.6% increase in gross margin during the same time period. In 1999, selling, general and administrative expense increased by 42.2% or $798,847 to $2,690,605, as compared to $1,891,758 in 1998, as a result of substantial increases in non-R&D wages, selling commissions paid to manufacturers sales representatives, promotion and advertising expenses.

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

Liquidity and Capital Resources

     In 1999, the Company generated a negative cash flow from operating activities of $392,181. The principal source of cash was from net income of $230,480 and an increase in inventories of $114,617. Net income increased principally because of increases in sales and gross profit. Inventories decreased as the Company outsourced its logistic functions to a third party experts for most of our product lines. The principal use of cash was for an increase in accounts receivable and prepaid expenses of $693,336 and $124,214 respectively. Both accounts receivable and prepaid expense increased as result in the increase in the volume of business. Cash used by investing activities was $572,342 as a result of the purchase of major computer equipment and software for research and development. Financing activities provided net cash flow in the amount of $619,519. This amount is represented from the proceeds in the exercising of stock options by the optionee. Net cash outflow after all activities was $345,004.

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

     In September 1997, the Company entered into a line of credit with the Canadian Imperial Bank of Commerce ("CIBC") for a maximum of $140,000. No funds have ever been drawn on this facility. This facility bears interest at the prime rate, as established by the Royal Bank of Canada, plus two percent. The Company is currently negotiating with the bank to increase this line of credit.

     Management believes that its present cash holdings, cash flow generated from operations and the funds available under the line of credit will be sufficient to meet the Company's capital, operating and research and development requirements for the next 12-18 months.

Foreign Exchange

     All sales are received in US dollars and all goods purchased for resale are purchased in US dollars. Although the Company is a US company, expenses incurred by V3 Semiconductor Corp, a wholly owed subsidiary of the Company located in Toronto, Canada, are incurred in Canadian dollars. Operational expense incurred by V3 Semiconductor Corp. accounted for 79% of the Company's total operational expenses in 1999. Upward variations in the value of the Canadian dollar, as compared to the value of the US dollar, could adversely effect the Company's results.

Investigation of Significant Distributor

     Future Electronics Inc. ("Future Electronics"), one of the Company's significant distributors has advised the Company that the U.S. Federal bureau of Investigation has commenced an investigation relating to certain industry practices known as "ship from stock and debit." Ship from stock and debit is a practice where distributors purchase parts from suppliers at inflated prices and, subsequently, receives credits or rebates when a sale is made to a customer at a price that is below the list price for such parts.

     Future Electronics has advised the Company that it does not believe that it has committed any wrongdoing and that such investigation will not effect business transactions with the Company. While the Company does not presently believe that the F.B.I.'s investigation of Future Electronics will materially effect its business, there can be no assurance of the outcome of the investigation or its effect on the Company. In the event Future Electronics ceases operations, the Company's business could be materially adversely affected.

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

     The Company has assessed the impact that the Year 2000 Problem may have on its operations and has identified the following three key areas of its business that may be affected:

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

Business Systems

     Based on the Company's assessment, it has determined that the core of its business software applications, including those critical to the Company's normal operation are Year 2000 compliant. The Company is currently in the process of implementing an ERP system from JD Edwards to address its inventory, sales order management and financial reporting requirements. Management expects the completion of the implementation process in early March in the year 2000.

Third-Party Suppliers

     The Company relies, directly and indirectly, on external systems utilized by its suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company has contacted all of its major suppliers and other critical business partners in an effort to identify and mitigate Year 2000 matters originating from third parties which may adversely affect the Company. Contingency plans, if required, have been developed for transactions with suppliers that appear to be lagging with their Year 2000 readiness programs.

ITEM 7.           FINANCIAL STATEMENTS

     All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:


Name                                                      Age         Position

John Zambakkides                                           49         President, Chief Executive Officer and Director

Carl Mitchell                                              39         General Manager, Secretary  and Treasurer

Michael Alford                                             39         Vice President of Engineering

Bernard N. Slade                                           75         Director

Jim Wilkinson                                              51         Director

John A. Fazackerley                                        64         Director

Robert Skinner                                             49         Director


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

     John A. Fazackerley. Mr. Fazackerley was elected to the board of directors in September, 1997. Mr. John Fazackerley , founded Digital Processing Systems in 1987 and is currently serving as its Chairman of the Board. From 1975 to 1987, Scientific Atlanta employed Mr. Fazackerley. When he joined Scientific Atlanta, he served as head of Broadband sales for their newly established Canadian facility. In 1977 he was promoted to General Manager and in 1987 he purchased Scientific Atlanta's studio (equipment) products, under its Digital Video Systems division, and formed Digital Processing Systems. Mr. Fazackerley has served as a director on the Board of the Canadian Cable Television Association for seven years and he presently serves as an international representative on the Management Committee of the International broadcasting Convention in London, England. He was born in Cheshire, England were he received his Radio and Television Engineering diploma from Sanford University.

     Robert Skinner. Mr. Skinner was elected to the board of directors in March 1998. From 1992 to 1999, Mr. Skinner has managed his own investments, specializing in emerging companies in the technology market. From 1980 to 1992, Mr. Skinner was an executive director of Bain Capital Markets Ltd., Bain Securities Ltd., and Bain and Co. Ltd., the group holding company. He first joined Bain and Co. in 1980 working in its Fixed Income Division, and soon thereafter became a partner in the firm in December 1981. During his career with Bain and Co. he was also involved in risk management, mortgage securitization, and commodities markets with emphasis on both coal and industrial metals. Mr. Skinner's experience in the securities industry commenced in 1977, when he joined Capel Court Corporation Ltd., a merchant bank, where he engaged in securities trading and structuring transactions.

     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses and, during fiscal 1999, each of Mssrs. Slade, Wilkinson, Fazackerley and Skinner were granted options to purchase 10,000 shares of Common Stock as compensation for their services as directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.          EXECUTIVE COMPENSATION

     The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, and the Company's Vice-President of Sales and Marketing, for services rendered in all capacities to the Company for the fiscal period ended September 30, 1999. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                                                                                                   Long Term
Name and                                                    Other             Annual            All Other         Compensation
Principal Position              Year       Salary ($)    Compensation          Bonus          Compensation      Awards/Securities
                                                                                                               Underlying Options(#)
John Zambakkides,
President and Chief
Executive Officer...
                                1999           $134,008         ---            $41,223           $11,473 (1)           400,000

                                1998            $97,743         ---            $55,200           $13,117 (2)             ---

                                1997             $72560         ---              ---              $5,966 (2)             ---

----------------

     (1) Represents $7,986 in car allowance and $3,487 in insurance benefits paid to Mr. Zambakkides pursuant to his employment agreement with the Company.

     (2) Represents car allowance commissions paid to Mr. Zambakkides pursuant to his employment agreement with the Company.

     The following table shows the option grants to the named executive officers during fiscal year ended September 30, 1999:

                        Option Grants in Last Fiscal Year
                               (Individual Grants)


                                                                 Percent of Total
                                        Number of Common         Options Granted
                                        Stock Underlying         to Employees in     Exercise Price
Name                                    Options Granted          Fiscal Year         ($/Share)    Expiration Date
John Zambakkides, President
and Chief Executive Officer.....            400,000                 66.24%             $3.40       Feb. 28, 2009

     The following table shows the value at September 30, 1999 of unexercised options held by the named executive officers:

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values


                                                                   Number of Securities
                                                                   Underlying Unexercised           Value of Unexercised
                                      Shares                            Options at                 In-the-Money Options at
                                     Acquired          Value       Fiscal Year-end (#)               Fiscal Year-end ($)
                                        On            Realized     Exercisable/Unexercisable       Exercisable/Unexercisable
Name                               Exercise (#)         ($)
John Zambakkides, President
and Chief Executive Officer.....
                                      54,700          453,899         225,300 / 280,000(1)(2)      $1,731,766 / $2,182,320(1)(2)

----------------

     (1) Represents presently exercisable options to purchase 85,300 shares of common stock at $3.75 per share and 140,000 shares of common stock at $3.40, and unexercisable options to purchase 20,000 shares of common stock at $3.75 per share and 260,000 shares of common stock at $3.40 per share.

     (2) Assumes a fair market value of $11.22 per share of common stock which is the closing price for the Company's common stock on September 30, 1999.

Employment Arrangements

     From January 1, 1999 to December 31, 1999, John Zambakkides, the Company's President and Chief Executive Officer, was employed pursuant to an agreement providing for annual compensation of Cdn. $200,000. On January 1, 1998, Mr. Zambakkides entered into a new agreement with the Company whereby Mr. Zambakkides will be employed as the Company's President and Chief Executive
Officer for a term of five years and, thereafter, the agreement shall be renewable annually. The agreement provides for a base salary of Cdn. $200,000 effective January 1, 1999. The employment agreement provides for a car allowance of Cdn. $1,000 per month. In addition, Mr. Zambakkides is entitled to receive a bonus and options based upon achieving certain goals and objectives as determined by the Board of Directors.

Employee Stock Option Plan

     The Company has adopted two stock option plans, the 1996 Employee Stock Option Plan and the 1999 Employee Stock Option Plan. The plans were adopted by the Company for the purpose of attracting and retaining the best available personnel for positions with the Company, and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The Company believes that these aims will be effectuated through the granting of certain stock options.

         1996 Employee Stock Option Plan

     In February 1996, the Company adopted, by action of the board of directors and stockholders, the 1996 Employee Stock Option Plan (the " 1996 Plan"). The 1996 Plan which was amended in February 1997, provides for the issuance of incentive stock options to qualified employees. The 1996 Plan does not have an expiration date. Set forth below is a summary of the 1996 Plan, but this summary is qualified in its entirety by reference to the full text of the 1996 Plan, a copy of which is filed as an exhibit to the Company's Registration Statement.

     The 1996 Plan is authorized to grant options or other equity-based incentives for 400,000 shares of the Common Stock. If shares subject to an option under the 1996 Plan cease to be subject to such option, or if shares awarded under the 1996 Plan are forfeited, or otherwise terminated without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the 1996 Plan.

     Awards under the 1996 Plan may be made to key employees, including officers of and consultants to the Company, its subsidiaries and affiliates, including any director. The 1996 Plan imposes no limit on the number of officers and other key employees to whom awards may be made; however, no person shall be entitled to receive awards which would entitle such person to acquire more than 10% of the number of shares of Common Stock available under the 1996 Plan.

     The 1996 Plan is to be administered by a committee of no less than two disinterested directors to be appointed by the board (the "Committee"). No member or alternate member of the Committee shall be eligible to receive options or stock under the 1996 Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. If no Committee is appointed, the board of directors shall perform the functions of the Committee.

     The Committee will have the authority to grant the following types of awards under the 1996 Plan: incentive or non-qualified stock options. The 1996 Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights.

         1999 Employee Stock Option Plan

     In March 1999, the Company adopted, by action of the board of directors and stockholders, the 1999 Employee Stock Option Plan (the " 1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options ("ISOs") to qualified employees and options which are not intended to qualify as incentive stock options ("Non-ISOs"). The 1999 Plan expires 10 years from the date of adoption. Set forth below is a summary of the 1999 Plan, but this summary is qualified in its entirety by reference to the full text of the 1999 Plan.

     The 1999 Plan is authorized to grant options or other equity-based incentives for 700,000 shares of the Common Stock. If shares subject to an option under the 1999 Plan cease to be subject to such option, or if shares awarded under the 1999 Plan are forfeited, or otherwise terminated without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the 1999 Plan.

     Awards under the 1999 Plan may be made to key employees, including officers of and consultants to the Company, its subsidiaries and affiliates, including any director, provided, however, that the issuance of options under the 1999 plan is subject to certain restrictions which include:

     o An ISO may be granted to an individual who owns more that ten (10%) percent of the total combined voting power or value of all classes of stock of the Company or a subsidiary corporation only if, at the time such ISO is granted, the purchase price of the Common Stock subject to the ISO is an amount which equals or exceeds one hundred ten percent (110%) of the fair market value of such Common Stock, and such ISO by its terms is not exercisable more than five (5) years after it is granted

     o A director or an officer of the Company who is not also an employee of the Company and consultants to the Company shall be eligible to receive Non-ISOs but shall not be eligible to receive ISOs

     o To the extent that the grant of an option results in the aggregate fair market value (determined at the time of grant) of the Common Shares (or other capital stock of the Company or any subsidiary) with respect to which ISOs are exercisable for the first time by an optionee during any calendar year (under all plans of the Company and subsidiary corporation) to exceed $100,000, such options shall be treated as a Non-ISOs

     o The purchase price of the Common Shares subject to each Non-ISO shall not be less than 85% of the fair market value of such Common Shares at the time such Option is granted

     The 1999 Plan imposes no limit on the number of officers and other key employees to whom awards may be made.

     The 1999 Plan is to be administered by a committee of no less than two disinterested directors to be appointed by the board (the "Committee"). No member or alternate member of the Committee shall be eligible to receive options or stock under the 1996 Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. If no Committee is appointed, the board of directors shall perform the functions of the Committee.

     The Committee will have the authority to grant the following types of awards under the 1996 Plan: incentive or non-qualified stock options. The 1996 Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights.

     As of September 30, 1999, the Board granted stock options to purchase an aggregate of 1,032,483 shares of Common Stock at exercise prices between $1.75 and $9.16. Of such options, 224,768 were exercised, 55,166 were cancelled and 912,449 remain outstanding. The option exercise prices were determined by the Board to be the fair market value per share on the date of grant. The options which have been granted expire between July 7, 1999 and February 22, 2006.

Employee Stock Purchase Plan

     On February 12, 1996, the Board of Directors approved an employee stock purchase plan. The plan reserves 20,000 shares of Common Stock, out of the shares of Common Stock reserved under the Stock Option Plan, for eligible employees and permits employees to purchase Common Stock through payroll deductions at a purchase price of 90% of the fair market value of the Common Stock on the purchase date. As of September 30, 1999 no options were issued or outstanding from his plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 1999, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:


                                           Number of Shares        Approximate
                                            Beneficially          Percentage of
                                               Owned              Common Stock**
Name*


John Zambakkides(1)                            505,300                 8.1%

Carl Mitchell(2)                               652,339                10.2%

Michael Alford(3)                              477,248                 7.5%

Bernard N. Slade(4)                            156,500                 2.7%

Jim Wilkinson(5)                                20,000                 0.4%

John A. Fazackerley(6)                          25,833                 0.5%

Robert Skinner(7)                              228,711                 3.8%

Bellingham Industries Inc.                     599,857                 9.5%

All Officers and Directors as
a Group (7 persons)                          2,065,931                33.4%

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

     (1) Includes 505,300 shares of Common Stock issuable upon exercise of the stock options granted John Zambakkides, of which 225,300 are immediately exercisable.

     (2) Includes 50,000 shares of Common Stock owned by Mr. Mitchell's wife and 30,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP.

     (3) Includes 110,000 shares of Common Stock owned by Mr. Alford's wife and 64,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP. Of such options, 40,000 are immediately exercisable.

     (4) Includes 20,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable. Includes 15,000 shares owned by Mr. Slade's wife includes and 6,000 shares owned by Mr. Slade's son.

     (5) Includes 20,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

     (6) Includes 25,833 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

     (7) Includes 200,002 shares of Common Stock owned by Cedar Capital Limited. Robert Skinner is the sole shareholder of Cedar Capital Limited. Includes 20,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Exhibits

     The following Exhibits are filed as part of this Report:

       Exhibit
       Number              Description

         3.1      Certificate of Incorporation, as amended to date (1)
         3.2      By-Laws (1)
         4.1      Form of Common Stock Certificate (2)
         4.2      1996 Stock Option Plan (1)
         10.1     Lease of premises located at 250 Consumers Road, North York, Ontario, Canada (2)
                  Employment Agreement between the Company and John Zambakkides, executed on February 23, 1996 (3)
         10.2     Lease of additional space at the Company's headquarters located at 250 Consumers Road, North York, Ontario,
                  Canada, executed on August 13, 1998 (5)
         10.3     Letter agreement, dated August 19, 1998, between the Company and Commerce Communities renewing the lease on the
                  Company's office space in Santa Clara, California(5)
         23.1     Consent of KPMG LLP, the Company's Independent Auditors
         23.2     Consent of KPMG LLP, the Company's Independent Auditors, regarding Form SB-2 Registration Statement (4)
         23.3     Consent of Sichenzia, Ross & Friedman LLP regarding Form SB-2 Registration Statement (4)
         27.1     Financial Data Schedule

--------------

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

     (5) Reference is made to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, as filed on December 23, 1998, which is hereby incorporated by reference.

                        Consolidated Financial Statements
                        (Stated in United States dollars)

                             V3 SEMICONDUCTOR, INC.

                     Years ended September 30, 1999 and 1998

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

       Statement of Cash Flows............................................................................F-7

       Notes to Financial Statements......................................................................F-8 - F-25


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of V3 Semiconductor, Inc.


     We have audited the accompanying consolidated balance sheets of V3 Semiconductor, Inc. as at September 30, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1999, in accordance with generally accepted accounting principles in the United States.


/s/ KPMG LLP

Chartered Accountants

Toronto, Canada

November 30, 1999

V3 SEMICONDUCTOR, INC.
Consolidated Balance Sheets
(Stated in United States dollars)

September 30, 1999 and 1998

                                                                           1999           1998
Assets

Current assets:
     Cash and cash equivalents ............................................   $ 4,474,174    $ 4,821,556
     Accounts receivable, net of allowance for doubtful
       accounts of $16,352; $15,533 at September 30, 1998 .................     1,447,455        754,119
     Inventories (note 2) .................................................        53,873        168,490
     Prepaid expenses .....................................................       163,908         39,694
                                                                                ---------      ---------
                                                                                6,139,410      5,783,859

Capital assets (note 3) ...................................................     1,099,606        420,794
                                                                                ---------      ---------
                                                                              $ 7,239,016    $ 6,204,653
                                                                                =========      =========




Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable .....................................................   $   801,685    $   576,055
     Accrued liabilities ..................................................       145,532         64,777
     Capital taxes payable ................................................        12,806          4,940
     Deferred revenue .....................................................          --          105,394
                                                                                ---------      ---------
                                                                                  960,023        751,166



Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding (note 5) ..................................          --             --
         Special shares:
              Authorized 3,400,000; Nil shares issued and outstanding at
                September 30, 1999; 46,368 shares issued and outstanding at
                September 30,1998 (note 5) ................................          --              124
         Common shares:
              Authorized 50,000,000; 5,743,664 shares issued and
                outstanding at September 30, 1999; 5,471,628
                issued and outstanding at September 30, 1998 (note 5) .....         5,743          5,472
         Additional paid-in capital .......................................     6,675,572      6,050,500
                                                                                ---------      ---------
                                                                                6,681,315      6,056,096


     Cumulative translation adjustment ....................................       (14,465)        15,728
     Deficit ..............................................................      (387,857)      (618,337)
                                                                                ---------      ---------
                                                                                6,278,993      5,453,487


Commitments (note 10)
Contingent liabilities (note 11)
                                                                                ---------      ---------
                                                                              $ 7,239,016    $ 6,204,653
                                                                                =========      =========


          See accompanying notes to consolidated financial statements.


On behalf of the Board:

____________________________ Director      ____________________________ Director

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Operations
(Stated in United States dollars)

Years ended September 30, 1999, 1998 and 1997

                                                                1999               1998                 1997


Sales                                                   $     6,825,302    $    3,821,512       $    1,951,453
Cost of goods sold                                            2,017,506         1,190,523              749,083
                                                              ---------         ---------            ---------
                                                              4,807,796         2,630,989            1,202,370



Other income (note 6)                                           218,051           200,649              259,712

Expenses:
     Selling, general and administrative                      2,690,605         1,891,758              987,616
     Research and development (note 7)                        1,580,996           247,641              332,927
     Depreciation and amortization                              110,245           122,757              143,151
     Rent and utilities                                         127,628            90,183               77,252
     Bank charges and interest                                    8,142             6,106               10,700
                                                              ---------         ---------            ---------
                                                              4,517,616         2,358,445            1,551,646
                                                              ---------         ---------            ---------

Income (loss) before income taxes                               508,231           473,193             (89,564)

Income taxes:
     Current                                                    277,751           306,000               35,032
     Deferred                                                         -                 -                    -
                                                              ---------         ---------            ---------
                                                                277,751           306,000               35,032


                                                              ---------         ---------            ---------
Net income (loss)                                       $       230,480    $      167,193       $    (124,596)
                                                              =========         =========            =========

Net income (loss) per share (note 12):
     Basic                                              $         0.04     $         0.04       $     (0.03)
     Diluted                                                      0.04               0.03             (0.03)
                                                              ---------         ---------            ---------

          See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
(Stated in United States dollars)
                                                                        Additional
                                                                        Paid-in
                                                                        capital       Total share  Retained    Accumulated
                                                                        special       capital and  earnings    other
                                                                        shares        additional   (accumu-    comprehensive
                                  Special shares      Common shares     and common    paid-in      lated       income
                                Shares   Par value  Shares    Par value shares        capital      deficit)    (loss)

Balance, September 30, 1996     709,810  $   455    3,425,428  $  3,425  $1,649,182   $1,653,062   $ (660,934)  $  (12,733)

Changes during the year:
 Conversion of special shares
   to common shares             (12,500)      (6)      12,500        13         (7)           -             -            -
 Loss for the year                    -        -            -         -          -            -      (124,596)           -
 Translation adjustment               -        -            -         -          -            -                      3,202
 Net loss and other
   comprehensive income               -        -            -         -          -            -             -         -
                               --------      ---    ---------     -----  ---------     ---------    ----------      ------
Balance, September 30, 1997     697,310      449    3,437,928     3,438  1,649,175     1,653,062     (785,530)      (9,531)

Changes during the year:
 Conversion of special shares
   to common shares            (650,942)    (325)     650,942       651       (326)           -             -            -
 Issuance of common shares            -        -    1,382,758     1,383  4,401,651     4,403,034            -            -
 Net income                           -        -            -         -          -            -       167,193            -
 Translation adjustment               -        -            -         -          -            -             -       25,259
 Net income and other
   comprehensive income               -        -            -         -          -            -             -         -
                               --------      ---    ---------     -----  ---------     ---------    ----------      ------
Balance, September 30, 1998      46,368      124    5,471,628     5,472  6,050,500     6,056,096     (618,337)      15,728

Changes during the year:
 Conversion of special shares
   to common shares             (46,368)    (124)      46,368        46         78            -             -            -
 Issuance of common shares            -        -      225,668       225    624,994       625,219            -            -
 Net income                           -        -            -         -          -            -       230,480            -
 Translation adjustment               -        -            -         -          -            -             -      (30,193)
 Net income and other
   comprehensive loss                 -        -            -         -          -            -             -         -
                               --------      ---    ---------     -----  ---------     ---------    ----------      ------
Balance, September 30, 1999           -    $   -    5,743,664    $5,743 $6,675,572   $ 6,681,315    $(387,857)  $  (14,465)
                               ========      ===    =========     =====  =========     ==========   ===========     ======

   See accompanying notes to consolidated financial statements.

                                   Total               Comprehensive
                                   shareholders'       income
                                   equity (deficit)    (loss)

Balance, September 30, 1996        $  979,395          $-

Changes during the year:
 Conversion of special shares
   to common shares                          -          -
 Loss for the year                   (124,596)          -
 Translation adjustment                 3,202           -
 Net loss and other
   comprehensive income                      -          (121,394)
                                   -----------         ----------
Balance, September 30, 1997           858,001

Changes during the year:
 Conversion of special shares
   to common shares                          -
 Issuance of common shares          4,403,034
 Net income                           167,193
 Translation adjustment                25,259
 Net income and other
   comprehensive income                      -            192,452
                                   -----------         ----------
Balance, September 30, 1998         5,453,487

Changes during the year:
 Conversion of special shares
   to common shares                          -
 Issuance of common shares            625,219
 Net income                           230,480
 Translation adjustment               (30,193)
 Net income and other
   comprehensive loss                        -            200,287
                                   -----------         ----------
Balance, September 30, 1999       $ 6,278,993
                                   ===========         ==========

   See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Cash Flows
(Stated in United States dollars)

Years ended September 30, 1999, 1998 and 1997

                                                                 1999             1998                1997
Operating activities:
     Net income (loss)                                  $      230,480     $      167,193        $   (124,596)
     Add items not involving cash:
         Depreciation and amortization                          234,745           122,757              143,151
         Deferred revenue                                      (105,394)           98,695                6,699
         Non-cash administrative services                         5,700            28,000                    -
     Changes in working capital balances:
         Accounts receivable                                   (693,336)         (522,227)             158,319
         Capital taxes payable                                    7,866             2,406                2,167
         Inventories                                            114,617           (73,038)              53,097
         Prepaid expenses                                      (124,214)           (8,522)            (11,446)
         Accounts payable                                      (143,400)          244,211              136,281
         Accrued liabilities                                     80,755            37,617               10,518
                                                               ---------         ---------            ---------
     Total cash provided by (used by)
       operating activities                                    (392,181)           97,092              374,190



Investing activities:
     Additions to capital assets                               (572,342)         (170,842)            (62,553)
                                                               ---------         ---------            ---------
     Total cash used by investing activities                   (572,342)         (170,842)            (62,553)



Financing activities:
     Repayment of bank term loan                                      -           (55,313)            (61,970)
     Repayment of obligation under capital lease                      -            (8,350)             (7,443)
     Net proceeds from issuance of common shares                619,519         4,375,034                   -
                                                               ---------         ---------            ---------
     Total cash provided by (used by)
       financing activities                                     619,519         4,311,371             (69,413)
                                                               ---------         ---------            ---------
Increase (decrease) in cash and
   cash equivalents                                            (345,004)        4,237,621              242,224

Effect of currency translation adjustments on cash               (2,378)           25,259                3,202

Cash and cash equivalents, beginning of year                  4,821,556           558,676              313,250
                                                               ---------         ---------            ---------
Cash and cash equivalents, end of year                   $    4,474,174       $ 4,821,556             $558,676
                                                               =========         =========            =========
Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                      $          4,078    $        2,869        $       8,337
     Cash received for:
         Interest                                               155,376            66,074                2,240
     Non-cash financing and investing activities:
         Acquisition of capital assets included
           in accounts payable                                  369,030                 -                    -
         Issue of common shares for legal services                5,700            28,000                    -

          See accompanying notes to consolidated financial statements.

1.     Significant accounting policies:


       (a)        Basis of presentation:


               V3 Semiconductor,  Inc. (the "Company") is incorporated under the laws of the State of Nevada. The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, V3 Semiconductor Corp., a Canadian company incorporated under the Ontario Business Corporations Act and V Cubed Corporation, a California-based company, registered in the State of Nevada. All intercompany balances and transactions have been eliminated. The Company's principal business activities are the design and development of integrated circuits for the embedded computer market.


       (b)        Sales recognition:


               Sales are recognized when the products are shipped to the customer, and are net of an allowance for returns. Sales to a major distributor are subject to an agreement allowing for the right of return. The Company provides a reserve for estimated future returns.


       (c)        Inventories:


               Raw materials, which are used in the production of computer boards, are valued at the lower of cost and replacement value. Finished goods, which consist of embedded chips are valued at the lower of cost (cost has been determined on the average cost basis) and net realizable value.


       (d)        Capital assets:


               The Company records capital assets at cost, net of accumulated depreciation and amortization, and investment tax credits. These assets are depreciated and amortized over their estimated useful lives as follows:

           Asset                                              Basis                                       Rate

           Furniture and equipment                            Declining balance                            20%
           Computer equipment                                 Declining balance                            30%
           Computer software                                  Declining balance                            30%
           Patent                                             Straight line                           17 years
           Leasehold improvements                             Straight line                            5 years


       (e)        Share issue costs:


               Share issue costs are charged against share capital.


       (f)        Revenue recognition:


               Revenues from the sale of chipsets and chips are recognized at the time of shipment.


       (g)        Research and development costs:


               Research and development costs are charged to operations as incurred less investment tax credits related to these costs.


       (h)        Foreign currency translation:


               The Company's Canadian subsidiary measures and reports its results in Canadian dollars. The amounts relating to assets and liabilities have been translated into United States dollars at the exchange rate in effect at the balance sheet date and amounts relating to the profit and loss accounts have been translated using the year's average exchange rate. Differences arising from currency translation are presented as a component of shareholders' equity.


       (i)        Income taxes:


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

       (j)        Use of estimates:


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


       (k)        Cash and cash equivalents:


               The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents. Cash and cash equivalent balances consist of cash balances and term deposits.


       (l)        Other comprehensive income:


               During the year, the Company adopted FAS 130 "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of other comprehensive income (loss) which consist of the currency translation adjustment is as follows:

                                                                                                   Accumulated
                                                                                                       other
                                                                                                 comprehensive
                                                                                                  income (loss)

           September 30, 1996                                                                    $     (12,733)
           1997 change                                                                                   3,202
                                                                                                       --------
           September 30, 1997                                                                           (9,531)
           1998 change                                                                                  25,259
                                                                                                       --------
           September 30, 1998                                                                           15,728
           1999 change                                                                                 (30,193)
                                                                                                       --------
           September 30, 1999                                                                    $     (14,465)


     The currency translation adjustment is not adjusted for income taxes as they relate to a long-term investment in a non-U.S. subsidiary.

2.     Inventories:


       Inventories are comprised of the following:
                                                                                     1999                1998

       Raw materials                                                        $      32,424         $      6,423
       Finished goods                                                              21,449              162,067
                                                                                   ------              -------
                                                                            $      53,873         $    168,490


3. Capital assets:

                                                                               Accumulated
                                                                              depreciation
                                                                                       and            Net book
       September 30, 1999                                          Cost       amortization               value



       Furniture and equipment                           $      201,648      $      83,262       $     118,386
       Computer equipment                                     1,015,740            330,717             685,023
       Computer software                                        615,888            339,085             276,803
       Patent                                                    11,171              2,233               8,938
       Leasehold improvements                                     5,247              1,049               4,198
       Computer equipment under
         capital lease                                           21,060             14,802               6,258
                                                              ---------            -------           ---------
                                                        $     1,870,754      $     771,148      $    1,099,606



                                                                               Accumulated
                                                                              depreciation
                                                                                       and            Net book
       September 30, 1998                                          Cost       amortization               value



       Furniture and equipment                           $      131,972     $       54,165      $       77,807
       Computer equipment                                       311,661            155,045             156,616
       Computer software                                        415,283            244,431             170,852
       Patent                                                     8,461              1,510               6,951
       Computer equipment under
         capital lease                                           20,183             11,615               8,568
                                                              ---------            -------           ---------
                                                          $     887,560      $     466,766       $     420,794

4. Banking facilities:

               The Company has a $140,000 line of credit, payable on demand, which bears interest at the Canadian bank prime rate plus 2% of which none was drawn at September 30, 1999. Advances under the facility are secured by a general security agreement covering substantially all the assets of the Company.

5. Capital stock:

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


       (a) The Company undertook a private placement offering (the "Offering") of common shares at $3.50 per common share. The offering contemplated a minimum of $1,000,000 and a maximum of $5,500,000. In connection with the Offering between the Company and The Mason Cabot Division of
           W. J. Nolan & Co., (the "Placement Agent"), the Placement Agent offered the minimum offering on a "best efforts, all or none" basis and any additional shares up to the maximum offering on a "best efforts" basis. The Company agreed to pay the Placement Agent a fee of 7% of each common share sold, plus an expense allowance of 1.5% of the aggregate purchase price of the common shares sold. The Company also granted to the Placement Agent, warrants to purchase 96,505 common shares. Each warrant has a 3-year exercise period commencing on the date of the Final Closing (June 22, 1998) at $3.50 per common share. The Company received net proceeds in the amount of $2,188,000 representing the issuance of 687,926 common shares in May 1998 and $2,186,000 representing the issuance of 684,732 common shares in June 1998. Share issue costs relating to the May 1998 and June 1998 private placement offerings were $219,316 and $210,155, respectively.


       (b) During the year, the Company issued 1,000 common shares in the amount of $5,700 as consideration for legal services.

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


               During 1999, the board of directors approved the 1999 employee stock option plan. Pursuant to this plan, 700,000 common shares are reserved for issue to eligible employees.


               Under the 1996 stock option plan, a total of 568,983 share options were granted and approved by the board of directors during 1996 to 1998 which expire between July 1999 and February 2006. Of this total, 90,833 options were granted to the members of the board of directors and 160,000 options were granted to an officer and director of the Company. The options granted to the officer and director of the Company are in addition to the options reserved under the employee stock option plan. The exercise prices of these options range from $1.75 to $6.25 per share.


               Under the 1999 stock option plan, a total of 623,400 share options were granted and approved by the board of directors during the year which expire between February and September 2009. The exercise prices of these options range from $3.40 to $9.16 per share.

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

                                                1999                         1998                         1997
                                    As           Pro            As            Pro            As            Pro
                              reported         forma      reported          forma      reported          forma


           Net income
              (loss)       $   230,480   $  (280,002)  $  (167,193)   $  (191,992)  $  (124,596)  $   (319,321)

           Net income
           (loss) per share:
                Basic             0.04      (0.05)            0.04      (0.04)          (0.03)        (0.08)
                Diluted           0.04      (0.05)            0.03      (0.04)          (0.03)        (0.08)

               For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with following weighted average assumptions used for options as at September 30, 1999, 1998 and 1997, respectively: risk-free interest rates of 5.0%, 5.0% and 5.0%; expected dividend yields of 0%, 0% and 0%; expected volatility of 90%, 90% and 90%; and expected lives of 3 years, 5 years and 5 years.

               Certain  additional   disclosures  with  respect  to  stock-based
          compensation are as follows:


               Stock option information:

                                                1999                         1998                         1997
                                            Weighted                     Weighted                     Weighted
                                             average                      average                      average
                                            exercise                     exercise                     exercise
                                Number         price        Number          price        Number          price
           Balance,
              beginning
              of year          548,483      $   3.39       384,083       $  2.87        283,750      $    2.95

           Options
              granted          643,900          3.96       164,500          4.59        100,333           2.67

           Options
              exercised       (224,768)         2.76          (100)             -             -              -

           Options
              cancelled        (55,166)         3.35             -              -             -              -
                              ---------         ----       -------          -----      --------          -----
           Balance,
              end of year      912,449      $   3.95       548,483       $  3.39        384,083      $    2.87
                              =========         ====       =======          =====      ========          =====
           Exercisable, at
              end of year      227,813                     395,096                      322,798
                              =========         ====       =======          =====      ========          =====


               Stock options outstanding and exercisable as at September 30 1999 are as follows:

                         Options outstanding                                      Options exercisable
                                                                       Weighted
                                                                       average
                                                                       remaining
                                                                       contractual
           Exercise price                      Number                  life                             Number

           $  1.75 - 2.00                      38,000                  1.0 - 3.0 years                  85,682
              2.02 - 2.75                      16,000                  3.1 - 4.0 years                  76,831
              3.00 - 3.88                     537,283                  4.1 - 5.0 years                       -
              4.00 - 6.25                     276,866                  5.0 - 8.0 years                  65,300
              6.78 - 9.16                      44,300
                                              -------                                                  -------
                                              912,449                                                  227,813

6.     Revenue:

       Included in revenue are the following amounts:

                                                                   1999               1998                1997

       Royalty income                                      $     56,854       $     91,136        $    257,472
       Consulting fees                                                -             36,122                   -
       Interest                                                 161,197             73,391               2,240
                                                                -------            -------             -------
                                                           $    218,051       $    200,649        $    259,712


               The Company's Canadian subsidiary entered into a royalty agreement with one of its suppliers whereby the supplier was granted the right to sell the Company's product. The royalty agreement provided for a 50% royalty payment on the first 100,000 units shipped to customers and a 7.5% royalty payment on any additional units shipped to customers up to a maximum royalty payment of approximately $1.7 million. As at September 30, 1999, approximately $1.6 million of royalty payments have been received. Royalty revenues are recognized in accordance with the terms of the agreement.


7. Research and development:


       (a)        Government assistance:


               Research and development is undertaken by the Canadian subsidiary. The Company received government assistance covering a portion of the salaries incurred on qualifying research and development projects. Government assistance has been accrued and netted against the research and development expense as follows:


1999   $ 16,615
1998    157,958
1997    124,989

       (b)        Investment tax credits ("ITCs"):


               The Company's Canadian subsidiary incurs current and capital expenditures which are eligible as scientific research and experimental development ("SR&ED") expenditures. The Company earns ITCs at a rate of 20% on SR&ED expenditures each year. These ITCs are available for application against the Canadian subsidiary's federal income taxes payable. Unclaimed ITCs can be carried forward for a period of 10 years. The Company has unclaimed ITCs in the amount of $590,500 which expire on September 2009.


               ITCs claimed each year have been netted against the research and development expense as follows:




1999   $173,591
1998    306,000
1997     35,000

               In the current year, $110,823 of ITCs was netted against the capital assets acquired for research and development purposes.


       (c)        Research and development expenditures:


               The Company's Canadian subsidiary incurs SR&ED expenditures which can be deducted against taxable income. The Company has undeducted SR&ED expenditures of approximately $2,976,723 available to be deducted against future years' taxable income and can be carried forward indefinitely.

8. Income taxes:

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999, are presented below:

                                                                 Canada      United States               Total
       Deferred tax assets:
           Net operating loss carryforwards                $      -        $       87,600         $     87,600
           Unclaimed research and
              development expenditures                          896,600                 -              896,600
           Unclaimed investment tax credits                     590,500                 -              590,500
                                                              ---------           -------           ----------
           Total gross deferred tax assets                    1,487,100            87,600            1,574,700

           Less valuation allowance                          (1,096,900)          (87,600)          (1,184,500)
                                                              ---------           -------           ----------
           Net deferred tax assets                              390,200                 -              390,200

       Deferred tax liabilities:
           Investment tax credits                               390,200                 -              390,200
                                                              ---------           -------           ----------
           Total gross deferred tax liabilities                 390,200                 -              390,200



       Net deferred tax liability                       $             -      $          -       $            -
                                                              =========           =======           ==========




               The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998, are presented below:

                                                                Canada      United States               Total





       Deferred tax assets:
           Net operating loss carryforwards                  $      -        $    130,400      $       130,400
           Unclaimed research and
              development expenditures                          828,700                 -              828,700
           Unclaimed investment tax credits                     215,200                 -              215,200
                                                              ---------           -------           ----------
           Total gross deferred tax assets                    1,043,900           130,400            1,174,300

           Less valuation allowance                            (681,400)         (130,400)            (811,800)
                                                              ---------           -------           ----------

           Net deferred tax assets                              362,500                 -              362,500

       Deferred tax liabilities:
           Investment tax credits                               232,500                 -              232,500
           Fixed assets                                         130,000                 -              130,000
                                                              ---------           -------           ----------
           Total gross deferred tax liabilities                 362,500                 -              362,500
                                                              ---------           -------           ----------
       Net deferred tax liability                       $             -      $          -       $            -
                                                              =========           =======           ==========


               At September 30, 1999, the Company's United States subsidiary had operating loss carryforwards for tax purposes which expire as follows:

2010   $ 56,000
2011     76,000
2013     87,000

       $219,000

               The effective tax rate on income is different from the statutory income tax rate as follows:

                                                                   1999            1998               1997

       Statutory tax rate                                          44.6%           44.6%              44.6%

       Effect of ITC claims                                       (15.2)          (28.8)              17.4
       Other                                                       (1.0)            0.7               (3.0)
       SR & ED expenditures not tax effected                       34.7            96.3              (89.6)
       Losses utilized not tax effected                            (8.4)          (48.1)              (8.5)

                                                                   54.7%           64.7%             (39.1)%


9. Related party transactions:

               A shareholder provided consulting and management services for fees which are included in research and development expense as follows:

1999   $  --
1998    28,246
1997    67,757


               These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.    Commitments:

               (a) The Company leases office premises under operating leases which expire in 2002.

               The minimum lease payments due under these leases are as follows:

Year ending September 30:

2000           $21,641
2001            23,768
2002             7,923

               $53,332


               (b) The Company has entered into a five year employment agreement with the Company's President and Chief Executive Officer, which commenced February 1996. The employment agreement provides for an annual base salary of approximately $136,000 (Cdn. $200,000).


11. Contingent liabilities:


               (a) A lawsuit was instituted against the Company's subsidiary by a former employee for entitlement of additional preferred shares of the Company in 1995. The Company has contested the legal action and management believes that it has a valid defense in this matter. The Company cannot estimate the reasonable possible loss from this contingency as neither the number of additional shares nor a dollar amount was specified on the claim.


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

12. Net income (loss) per share:

               Net income (loss) per share has been calculated using the weighted average number of common and special shares outstanding during the periods. Special shares have been included in the weighted average number of shares outstanding as the special shares are exchangeable into common shares of the Company (note 5).


               The  weighted   average  number  of  common  and  special  shares
          outstanding which was used to calculate the net income (loss) per share was:

1999   5,563,788
1998   4,742,496
1997   4,135,238

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

               The reported net income represents the net income available to common and special shareholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both income per share measures:

                                                                   1999               1998                1997
       Common and special shares outstanding,
         beginning of year                                    5,517,996          4,135,238           4,135,238

       Weighted average shares issued                            45,792            607,258                   -

       Weighted average shares cancelled                              -                  -                   -
                                                              ---------          ---------           ---------
       Average shares outstanding - basic                     5,563,788          4,742,496           4,135,238

       Effect of dilutive securities:
         Dilutive shares contingently
           issuable upon the exercise
           of stock options and warrants                        850,382            487,284             325,719

       Shares assumed to have been
          purchased for treasury with assumed
          proceeds from the exercise of stock
          options and warrants                                 (695,907)          (384,782)            (90,603)
                                                              ---------          ---------           ---------
       Average shares outstanding -
         assuming dilution                                    5,718,263          4,844,998           4,370,354
                                                              =========          =========           =========

13. Segment information:

               The Company's operations involve a single operating segment - the design and development of integrated circuits for the embedded computer market. Substantially, all the operations of the Company are conducted by, and assets held by the Canadian subsidiary. Financial information, summarized by geographic area, is as follows:

                                                                   1999               1998                1997

       Sales

       Canada                                           $     6,825,302   $     3,821,512       $    1,951,453
       United States                                            866,000           508,940              318,000
       Corporate - United States                                      -                 -                    -
       Eliminations                                            (866,000)         (508,940)            (318,000)
                                                              ----------        ----------           ----------
       Total sales                                      $     6,825,302   $     3,821,512       $    1,951,453
                                                              ==========        ==========           ==========
       Income (loss) before income taxes

       Canada                                           $       443,910   $       565,027       $      (37,158)
       United States                                            127,965            (9,703)             (15,109)
       Corporate expenses - United States                       (62,592)          (87,664)             (43,904)
       Eliminations                                              (1,052)            5,533                6,607
                                                              ----------        ----------           ----------
       Total income (loss) before income taxes          $       508,231   $       473,193       $      (89,564)
                                                              ==========        ==========           ==========
       Assets

       Canada                                           $     3,169,575   $     1,721,251       $    1,059,756
       United States                                             89,762            38,342               30,750
       Corporate - United States                              3,979,679         4,445,060              199,395
                                                              ----------        ----------           ----------
       Total assets                                     $     7,239,016   $     6,204,653       $    1,289,901
                                                              ==========        ==========           ==========

               The corporate assets consist mainly of cash and cash equivalents. The United States operations provide marketing services exclusively to the Canadian subsidiary.

               The Company has several customers whose sales represent a significant portion of the Company's total sales. Sales to each of the four major customers for the year ended September 30, 1999 were $3,777,000, $640,000, $525,000 and $416,000, respectively. Sales to each of the four major customers for the year ended September 30, 1998 were $1,572,000, $397,000, $360,000 and $317,000, respectively. Sales to each of the two major customers for the year ended September 30, 1997 were $644,000 and $585,000, respectively. Sales to all customers are conducted in United States dollars.


               Export sales by the Company's Canadian subsidiary were as follows:

                                                                   1999               1998                1997

       United States                                    $     1,903,036     $    1,630,091      $      526,892
       Middle East                                              527,702            397,382             585,436
       Other                                                    516,603            209,029             175,631
                                                              ---------          ---------           ---------
                                                        $     2,947,341     $    2,236,502      $    1,287,959

               The Company's largest customer is being investigated by the U.S. Federal Bureau of Investigation relating to certain industry practices known as "ship from stock and debit." Ship from stock and debit is a practice where distributors purchase parts from suppliers at inflated prices and, subsequently, receive credits or rebates when a sale is made to a customer at a price that is below the list price for such parts.

               The customer has advised the Company that it does not believe that it has committed any wrong doing and that such investigation will not affect business transactions with the Company. In the event that the customer ceases operations, the Company's business could be materially adversely affected.

14. Financial instruments:

               The reported values of financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

15. Concentration of credit risk:

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

16. New accounting standards not yet adopted:

               FAS 133,  "Accounting  for  Derivative  Instruments  and  Hedging
          Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires derivative instruments to be recognized in the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized in earnings in the period of change, unless they are designated as hedging instruments. FAS 133 is required to be adopted in the year ending September 30, 2001.

               The American Institute of Certified Public Accountants has issued Statements of Position entitled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and "Reporting the Costs of Start-Up Activities" which the Company is required to adopt in the year ending September 30, 2000.

               Management does not believe that the adoption of these new accounting standards will materially affect its historical results of operations or shareholders' equity.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of December, 1999.


                                                          V3 SEMICONDUCTOR, INC.

                                                               /s/ Carl Mitchell
                                                 Carl Mitchell, General Manager,
                                              Secretary, Treasurer and Principal
                                                               Financial Officer