Form 10QSB
period 1999-12-31
V3 SEMICONDUCTOR INC
filed 2000-02-03
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1999

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of December 31, 1999, 5,780,263 shares of Common Stock, par value $.001 per share, of V3 Semiconductor, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Financial Statements of

                             V3 SEMICONDUCTOR, INC.

              Periods ended December 31, 1999 and 1998 - Unaudited

                                TABLE OF CONTENTS

Consolidated  Balance Sheet as of December 31, 1999 and September 30, 1999                                        3

Consolidated Statement of Operations for the three months ended December 31, 1999                                 4

Consolidated Statement of Stockholders' Equity for the period ended December 31, 1999                             5

Consolidated Statement of Cash Flows for the period ended December 31, 1999                                       6

Notes to Consolidated Financial Statements                                                                     7 - 8

V3 SEMICONDUCTOR, INC.
Consolidated Balance Sheets
(Stated in United States dollars)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,         September 30,
                                                                                     1999                 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)

Assets

Current assets:
     Cash and cash equivalents                                             $    4,708,203        $   4,474,174
     Accounts receivable, net of allowance for doubtful
       accounts of $19,248; $16,352 at September 30, 1999                       1,535,742            1,447,455
     Inventories                                                                  360,022               53,873
     Prepaid expenses                                                             102,855              163,908
------------------------------------------------------------------------------------------------------------------------------------
                                                                                6,706,822            6,139,410

Capital assets                                                                  1,156,042            1,099,606

------------------------------------------------------------------------------------------------------------------------------------
                                                                           $    7,862,864        $   7,239,016
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                      $    1,094,910        $     801,685
     Accrued liabilities                                                          158,419              145,532
     Capital taxes payable                                                         12,943               12,806
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1,266,273              960,023

Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding                                                         -                    -
         Special shares:
              Authorized 3,400,000; no shares issued and
                outstanding                                                             -                    -
         Common shares:
              Authorized 50,000,000; 5,780,263 shares issued and
                outstanding at December 31, 1999; 5,743,664
                issued and outstanding at September 30, 1999                        5,780                5,743
         Additional paid-in capital                                             6,816,845            6,675,572
------------------------------------------------------------------------------------------------------------------------------------
                                                                                6,822,625            6,681,315
     Cumulative translation adjustment                                             (4,676)             (14,465)
     Deficit                                                                     (221,358)            (387,857)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                6,596,591            6,278,993

------------------------------------------------------------------------------------------------------------------------------------
                                                                           $    7,862,864        $   7,239,016
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Operations - Unaudited
(Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Three months ended
                                                                                                   December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                  1998
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                                              $    2,007,434       $     1,379,237

Cost of goods sold                                                                        526,935               385,648
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        1,480,499               993,589

Other income                                                                               49,011                65,749

Expenses:
     Selling, general and administrative                                                  661,383               650,285
     Research and development                                                             375,959               257,351
     Depreciation and amortization                                                         85,273                27,632
     Rent and utilities                                                                    35,852                33,870
     Bank charges and interest                                                                335                   951
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,158,802               970,089
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                                         370,708                89,249

Income taxes:
     Current                                                                              204,209                27,000
     Deferred                                                                                   -                     -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          204,209                27,000

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $      166,499       $        62,249
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share:
     Basic                                                                          $        0.03       $          0.01
     Diluted                                                                                 0.03                  0.01

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Changes in Shareholders' Equity - Unaudited (Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Additional      Total share                            Total
                                                                    Paid-in capital capital and  Retained                  share-
                                                                    special shares  additional   earnings     Cumulative   holders'
                            Special shares       Common shares      and             paid-in      (accumulated translation  equity
                           Shares  Par value    Shares  Par value   common shares   capital      deficit)     adjustment   (deficit)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999  -    $  -        5,743,664  $5,743     $6,675,572      $6,681,315   $(387,857)   $(14,465)   $6,278,993

Changes during the period:
Issuance of common shares    -       -           36,599      37        141,273         141,310        -           -          141,310
Net income                   -       -             -          -           -               -        166,499        -          166,499
Translation adjustment       -       -             -          -           -               -           -          9,789         9,789

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999   -    $  -        5,780,263  $5,780     $6,816,845      $6,822,625   $(221,358)   $ (4,676)   $6,596,591
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Cash Flows - Unaudited
(Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three months ended
                                                                                                    December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                  1998
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income (loss)                                                              $     166,499       $        62,249
     Add items not involving cash:
         Depreciation and amortization                                                     85,273                27,632
         Deferred revenue                                                                      -                   (145)
     Changes in working capital balances
         Accounts receivable                                                              (88,287)              (37,705)
         Income taxes                                                                         137                  (918)
         Inventories                                                                     (306,149)               15,451
         Prepaid expenses                                                                  61,053                16,714
         Accounts payable                                                                 293,226              (214,243)
         Accrued liabilities                                                               12,887               (39,172)
------------------------------------------------------------------------------------------------------------------------------------
     Total cash provided by (used by) operating activities                                224,639              (170,137)

Investing activities:
     Additions to capital assets                                                         (141,709)              (60,706)
------------------------------------------------------------------------------------------------------------------------------------
     Total cash used by investing activities                                             (141,709)              (60,706)

Financing activities:
     Issuance of common shares                                                            141,310                     -
------------------------------------------------------------------------------------------------------------------------------------
     Total cash provided by (used by) financing activities                                141,310                    -
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                          224,240              (230,843)

Effect of currency translation adjustments on cash                                          9,789                (4,008)

Cash and cash equivalents, beginning of period                                          4,474,174             4,821,556

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $   4,708,203       $     4,586,705
------------------------------------------------------------------------------------------------------------------------------------

Cash paid for:
     Interest                                                                       $           -       $           270

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements - unaudited (continued) (Stated in United States dollars)

Three months ended December 31, 1998

--------------------------------------------------------------------------------


1.     Basis of presentation:

       In the opinion of management, the unaudited consolidated financial statements of V3 Semiconductor, Inc. (the Company) included herein have been prepared on a consistent basis with the September 30, 1999 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the September 30, 1999 audited consolidated financial statements and notes thereto. The Company's results of operations for the first fiscal quarter of 2000 are not necessarily indicative of future operating results.

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

V3 SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements - unaudited (continued) (Stated in United States dollars)

Three months ended December 31, 1998


       The reconciliation of shares used to calculate basic and diluted earnings per share is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three months ended
                                                                                             December 31,
                                                                                       1999             1998
------------------------------------------------------------------------------------------------------------------------------------
       Net income                                                               $     166,499    $      62,249

       Shares used in basic earnings per share computations
         Weighted average common and special shares outstanding                     5,752,714        5,517,996

       Effect of dilutive securities:
         Dilutive shares contingently
           issuable upon the exercise
           of stock options and warrants                                            1,073,208          548,483

       Shares assumed to have been purchased for
         treasury with assumed  proceeds
         from the exercise of stock options and
         warrants                                                                 (408,018)           (442,062)

------------------------------------------------------------------------------------------------------------------------------------
       Average shares outstanding
       - assuming dilution                                                       6,417,904           5,624,417
------------------------------------------------------------------------------------------------------------------------------------

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

Results of Operations

Overview

         The following table sets forth for the periods indicated certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales:

                                                                                        Three months ended
                                                                                           December 31,
                                                                                      2000              1999

Sales                                                                                100.0%            100.0%
Gross Profit                                                                          73.8              72.0
Other Income                                                                           2.4               4.8
R&D Expenditures                                                                      27.5              20.6
Selling, General & Administrative                                                     39.0              51.6
Net Income                                                                             8.3               4.6

     (1) The R&D expenditures are expressed before applying R&D tax credits of $177,011 in the first three months of fiscal 2000 and $27,000 in the first three months of fiscal 1999.

Three month periods ended December 31, 1999 and December 31, 1998.

Sales

         Sales for the three month period ended December 31, 1999 increased $628,197 to $2,007,434, a 45.5% increase over sales of $1,379,237 during the three month period ended December 31, 1998. The sales increase was attributable to an increase in the number of design wins in general, an increase in the number of design wins shipping in production volumes and the continuous increase in the number of manufacturing sales representatives promoting the Company's products and internal sales force. Sales of the core BMC, EPC and SSC devices increased by 68.7%, 214.2% and 104.1% respectively. The sales for evaluation boards increased by 49.3%. The Company expect the sales trend to continue as Company unveil its latest product, the "PDC".

Gross Profit

         Gross profit was $1,480,499 for the three month period ended December 31, 1999, an $486,910 or 49.0% increase over gross profit of $993,589 during the three month period ended December 31, 1998. The increase was predominantly due to increased sales and reduced product costs. During the first three months of fiscal 2000, gross profit margins, as a percentage of sales, were 73.8%, compared to 72.0% in the first three months of fiscal 1999. The increase in gross margin is a reflection of the reduced product costs negotiated with the manufacturing subcontractors. As the number of volume transaction increase, gross margin is expected to level off and decline slightly.

Other Income

         Included in other income are royalty income and interest income totaling $49,011 in the first three months of fiscal 2000, a decrease of $16,738 or 25.5% compared to $65,749 in the first three months of fiscal 1999.

         In the three month period ended December 31, 1999, royalty income decreased by $8,977 or 66.7% to $4,477 compared to $13,454 in the three months ended December 31, 1998. This decrease was a direct result of reduction in royalty payments from National Semiconductor Corporation. In the first three months of fiscal 2000 interest income decreased by $10,309 or 19.7% to $41,985 compared to $52,294 the first three months of fiscal 1999. In 1998 the main source of interest income was generated from investing the funds raised from the private placement in short-term interest bearing notes.

         During the three month period ended December 31, 1999, other income, as a percentage of sales, were 2.4% compared to 4.8% during the three month period ended December 31, 1998.

         Research & Development ("R&D") Expenditures

         R&D expenditures increased by 94.50% to $552,970 in the first three months of fiscal 2000, from $284,351 in the first three months of fiscal 1998, before applying R&D investment tax credits of $177,011 in the first three months of fiscal 1999 and $27,000 in the first three months of fiscal 1999. The increase in R&D expenditures was due predominately to an increase in R&D personnel that resulted in an increase in R&D wages of 59.3%.

        Investment Tax Credits ("ITC") and Research and Development Expenditures

         The  Company's   Canadian   subsidiary   incurs   current  and  capital
expenditures, which are eligible as a scientific research and experimental development ("SR&ED") expenditures. The Company earns ITCs at a rate of 20% on "SR&ED" expenditures each year. These ITCs are available for application against the Canadian subsidiary's federal income taxes payable. Unclaimed ITCs can be carried forward for a period of 10 years. In addition to this benefit, SR&ED expenditures incurred by the Company's Canadian subsidiary are deductible against taxable income. The undeducted SR&ED expenditures can be carried forward indefinitely. A significant amount of the research and development expenses reported on the income statement qualify as a SR&ED expenditures. The Company has elected to utilize its ITCs to reduce taxable payable to Nil instead of utilizing SR&ED expenditures to reduce taxable income to Nil due to the carryforward period limits on the ITCs. As a result, the ITCs in the amount of $204,209 were utilized in first three months of fiscal year 2000 to reduce taxes payable to Nil and netted against the related capital assets and research and development expense in the amount of $27,198 and $177,011 respectively. In the first three months of fiscal year 1999, ITCs claimed in the amount of $27,000 was netted against research and development expenses.

Net Income for the period

         Net income for the three months ended December 31, 1999 was $166,499, an increase of $104,249 or 167.5%, compared to net income of $62,250 for the three months ended December 31, 1998. This increase in net income was due primarily to an increase in product sales and gross margin.

Liquidity and Capital Resources

         The Company's cash and cash equivalents increased from $4,474,174 on September 30, 1999 to $4,708,203 on December 31, 1999. During the first quarter of 2000 cash provided by operating activities was $224,639. The principle use of cash was to increase accounts receivable by $88,287, increase in inventories by $306,149. The principle source of cash was from net income of $166,499, increase in accounts payable and prepaid expenses by $293,226 and $61,053 respectively. Cash used by investing activities was $141,709 as a result of the purchase of computer equipment and software used to run the business and develop products. Net cash flows provided after all activities were $224,240.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                                           V3 SEMICONDUCTOR INC.


February 3, 2000                                   By:      /s/ Carl O. Mitchell
                                                            --------------------
                                                                Carl O. Mitchell
                                                        Chief Operating Officer,
                                                         Treasurer and Secretary
                                                        (Principal Financial and
                                                             Accounting Officer)