Form 10QSB
period 2000-03-31
V3 SEMICONDUCTOR INC
filed 2000-05-12
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2000, 5,942,287 shares of Common Stock, par value $.001 per share, of V3 Semiconductor, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                     TABLE OF CONTENTS

Consolidated  Balance Sheet as of March 31, 2000 and September 30, 1999                                           3

Consolidated Statement of Operations for the three months ended March 31, 2000
and March 31, 1999.                                                                                               4

Consolidated Statement of Operations for the six months ended March 31, 2000 and
March 31, 1999.                                                                                                   4

Consolidated  Statement of Changes in Shareholders' Equity for the period ended
March 31, 2000                                                                                                    5

Consolidated Statement of Cash Flows for the six months ended March 31, 2000 and
March 31, 1999                                                                                                    6

Notes to Consolidated Financial Statements                                                                       7-8

v3 semiconductor, inc.
Consolidated Balance Sheets
(Stated in United States dollars)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                March 31,          September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)

Assets

Current assets:
     Cash and cash equivalents                                             $    4,886,333        $   4,474,174
     Accounts receivable, net of allowance for doubtful
       accounts of $19,222; $16,532 at September 30, 1999                       1,656,983            1,447,455
     Inventories                                                                  231,313               53,873
     Prepaid expenses                                                             101,458              163,908
------------------------------------------------------------------------------------------------------------------------------------
                                                                                6,876,087            6,139,410

Capital assets                                                                  1,149,199            1,099,606

------------------------------------------------------------------------------------------------------------------------------------
                                                                           $    8,025,286        $   7,239,016
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                      $      494,375        $     801,685
     Accrued liabilities                                                          117,750              145,532
     Capital taxes payable                                                         12,925               12,806
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  625,050              960,023

Shareholders' equity:
     Capital stock:
         Preferred shares:
              Authorized 10,000,000; no shares issued
                and outstanding                                                         -                    -
         Special shares:
              Authorized 3,400,000; no shares issued and                                -                    -
              outstanding
         Common shares:

              Authorized 50,000,000; 5,942,287 shares issued and
                outstanding at March 31, 2000; 5,743,664
                issued and outstanding at September 30, 1999                        5,942                5,743
         Additional paid-in capital                                             7,463,327            6,675,572
------------------------------------------------------------------------------------------------------------------------------------
                                                                                7,469,269            6,681,315
     Cumulative translation adjustment                                             (2,401)             (14,465)
     Deficit                                                                      (66,632)            (387,857)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                7,400,236            6,278,993

------------------------------------------------------------------------------------------------------------------------------------
                                                                           $    8,025,286        $   7,239,016
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Consolidated Statements of Operations - unaudited
(Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                Six months ended
                                                                      March 31,                        March 31,
                                                                2000            1999             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)                      (unaudited)

Sales                                                      $  2,317,915   $  1,607,830      $  4,325,349   $  2,987,067

Cost of goods sold                                              674,310        476,382         1,201,245        862,031
------------------------------------------------------------------------------------------------------------------------------------

                                                              1,643,605      1,131,448         3,124,104      2,125,036

Other income                                                     51,460         63,761           100,471        129,510

Expenses:
     Selling, general and administrative                        883,470        617,025         1,544,853      1,267,309
     Research and development                                   330,971        414,842           706,930        672,193
     Depreciation and amortization                               91,946         61,245           177,219         88,877
     Rent and utilities                                          36,465         32,110            72,317         65,980
     Bank charges and interest                                      394          1,266               729          2,217
------------------------------------------------------------------------------------------------------------------------------------
                                                              1,343,246      1,126,488         2,502,048      2,096,576
------------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                        351,819         68,721           722,527        157,970

Provision for income taxes                                      197,093         19,000           401,302         46,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                197,093         19,000           401,302         46,000

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $    154,726   $     49,721      $    321,225   $    111,970
------------------------------------------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                                 $      0.03    $       0.01      $      0.05    $       0.02
     Diluted                                               $      0.02    $       0.01      $      0.05    $       0.02

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Consolidated Statements of Changes in Shareholders' Equity - unaudited (Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                   Additional      Total share
                                                   Paid-in capital capital and      Retained
                                                   special shares   additional      earnings    Cumulative      Total
                                 Common shares          and            paid-in  (accumulated    translation     shareholders'
                               Shares   Par value  common shares       capital      deficit)    adjustment      equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999  5,743,664  $ 5,743    $6,675,572       $6,681,315  $  (387,857)    $(14,465)        $6,278,993

Changes during the period:
 Net income                       -          -           -               -          321,225          -              321,225
 Translation adjustment           -          -           -               -             -          12,064             12,064
 Issuance of capital stocks    198,623      199       787,755          787,954         -             -              787,954
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000      5,942,287  $ 5,942    $7,463,327       $7,469,269  $   (66,632)    $ (2,401)        $7,400,236
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Consolidated Statements of Cash Flows - unaudited
(Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six months ended
                                                                                                      March 31,
                                                                                             2000                  1999
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income (loss)                                                              $     321,225       $       111,970
     Add items not involving cash:
         Depreciation and amortization                                                    177,219                88,877
         Deferred revenue                                                                      -                (84,533)
     Changes in working capital balances
         Accounts receivable                                                             (209,528)             (584,651)
         Income taxes payable                                                                 119                (3,976)
         Inventories                                                                     (177,440)              (23,399)
         Prepaid expenses                                                                  62,450                23,039
         Accounts payable                                                                (307,310)              (56,526)
         Accrued liabilities                                                              (27,782)              (33,482)
------------------------------------------------------------------------------------------------------------------------------------
     Total cash used in operating activities                                             (161,047)             (562,681)

Investing activities:
     Additions to capital assets                                                         (226,812)             (502,283)
------------------------------------------------------------------------------------------------------------------------------------
     Total cash used in investing activities                                             (226,812)             (502,283)

Financing activities:
     Issuance of capital stock                                                            787,954                28,950
------------------------------------------------------------------------------------------------------------------------------------
     Total cash provided by  financing activities                                         787,954                28,950
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                          400,095            (1,036,014)

Effect of currency translation adjustments on cash                                         12,064               (11,100)

Cash and cash equivalents, beginning of period                                          4,474,174             4,821,556

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $   4,886,333       $     3,774,442
------------------------------------------------------------------------------------------------------------------------------------

Cash paid for:
     Interest                                                                       $           -       $           713

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 semiconductor, inc.
Notes to the Consolidated Financial Statements  - unaudited

1.     Basis of presentation:

       In the opinion of management, the unaudited consolidated financial statements of V3 Semiconductor, Inc. (the Company) included herein have been prepared on a consistent basis with the September 30, 1999 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the September 30, 1999 audited consolidated financial statements and notes thereto. The Company's results of operations for the first six months of 2000 are not necessarily indicative of future operating results.

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

       Application of the provisions of Statement of Financial Accounting Standards No. 128 results in disclosure of two income per share measures, basic and diluted, on the face of the consolidated statement of income.


       The reconciliation of shares used to calculate basic and diluted earnings per share is as follows:


                                                         Three months ended              Six months ended
                                                              March 31,                      March 31,
                                                          2000           1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------------

       Net income                                       $154,726        $ 49,721        $ 321,225    $ 111,970
       Shares used in basic earnings
         per share computations
         weighted average common and
         special shares outstanding                    5,798,277       5,727,496        5,798,277    5,522,694
------------------------------------------------------------------------------------------------------------------------------------

V3 semiconductor, inc.
Notes to the Consolidated Financial Statements  - unaudited

       Effect of dilutive securities:
         Dilutive shares contingently
           issuable upon the exercise

           of stock options and warrants               1,053,266         735,364        1,063,291      650,595

       Shares assumed to have been purchased
         for treasury with assumed  proceeds
         from the exercise of stock options and
         warrants                                       (372,210)     (1,007,239)        (470,760)    (978,904)

------------------------------------------------------------------------------------------------------------------------------------
       Average shares outstanding
       - assuming dilution                             6,479,333       5,255,621        6,390,808    5,194,384
------------------------------------------------------------------------------------------------------------------------------------


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

        (a)Stock option plan:


           During the three months ended March 31, 2000, the shareholders approved the 2000 Employee Stock Option Plan ("ESOP") and the 2000 Employee Stock Purchase Plan ("ESPP"). Pursuant to these plans, 750,000 common shares are reserved for issue to eligible individuals under the ESOP and 200,000 common shares are reserved for issue to eligible individuals under the ESPP.

           A total of 130,000 share options were granted and approved by the board of directors during the three months ended March 31, 2000 which expire between January 2010 and March 2010. Of this total, 40,000 options were granted to the members of the board of directors and 10,000 options were granted to a Board advisor. Thirty thousand (30,000) of the granted options were granted pursuant to the 1999 stock option plan and the remaining balance of 100,000 were granted pursuant to the 2000 stock option plan. The exercise price of the options granted ranges from $12.75 to $31.47 per share.

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

Results of Operations

         Three months ended March 31, 2000 compared to three months ended March 31,1999 and six months ended March 31, 2000 compared to six months ended March 31, 1999.

Overview

         The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales:

                                                                    Three months ended       Six months ended
                                                                      March 31,                  March 31,
                                                                2000          1999            2000         1999

Sales                                                          100.0%        100.0%           100%         100%
Gross Profit                                                    70.9          70.4             72.2         71.1
Other Income                                                     2.2           4.0              2.3          4.3
R&D Expenditures(1)                                             21.1          27.0             24.1         24.0
Selling, General & Administrative                               43.7          44.3             41.5         47.7
Net Income                                                       6.7           3.1              7.4          3.7

(1) The R&D expenditures are expressed before applying R&D tax credits of $157,467 during the three months ended March 31, 2000, $19,000 during the three months ended March 31, 1999, $334,478 during the first six months of fiscal 2000 and $46,000 in the first six months of fiscal 1999.

Sales

         Sales for the three months and six months ended March 31, 2000 were $2,317,915 and $4,325,349, representing increases of 44.2% and 44.8%, respectively, over sales of $1,607,830 and $2,987,067 for the three months and six months ended March 31, 1999, respectively. The sales increase was attributable to an increase in the number of design wins shipping in production volumes. Sales of the PBC and SSC devices increased by 114.6% and 142.2% respectively, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, and increased 42.2% and 129.3%, respectively, for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. The BMC and EPC increased by 21.2% and 38.3% respectively for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. The USC devices were first introduced in 1998 and generated revenue for the six months ended March 31, 2000 of $224,878. We expect the sales for this product to increase as more design wins start to ship in production volumes.

Gross Profit

         Gross profit for the three months and six months ended March 31, 2000 were $1,643,605 and $3,124,104, representing increases of 45.3% and 47.0%, respectively, over gross profit of $1,131,448 and $2,125,036 for the three months and six months ended March 31, 1999, respectively. Gross profit, as a percentage of sales, was 70.9% and 72.2% for the three months and six months ended March 31, 2000, respectively, as compared to 70.4% and 71.1% for the three months and six months ended March 31, 1999. The slight increase in gross margin is a reflection of the reduced product costs negotiated with the manufacturing subcontractors and an increase in the number of design wins of the newer devices (PDC, SDC, USC) that are shipping in pre-production volumes. As the number of volume transactions increases, gross margin is expected to level off and decline slightly.

Other Income

         Included in other income is royalty income and interest income. Other income for the three months and six months ended March 31, 2000 was $51,460 and $100,471 respectively. This represents a decrease of 19.3% and 22.4%, respectively, over other income of $63,761 and $129,510 for the three months and six months ended March 31, 1999, respectively.

          Other income, as a percentage of sales, was 2.2% and 2.3% for the three months and six months ended March 31, 2000, respectively. The comparable percentages for the three months and six months ended March 31, 1999 were 4.0% and 4.3%.

          Interest generated on short-term investments, as a percentage of other income, was 88.0% and 86.8% for the three months and six months ended March 31, 2000, respectively.

         Royalty income for the three months and six months ended March 31, 2000 was $6,188 and $13,124 representing a decrease of 48.8% and 58.3% respectively over the royalty income of $18,267 and $39,014 for the three months and six months ended March 31, 1999, respectively. This decrease was a result of reduced royalty payments from National Semiconductor.

Research & Development ("R&D") Expenditures

         R&D expenditures for the three months and six months ended March 31, 2000 were $488,438 and $1,041,408, representing increases of 12.6% and 45.0%, respectively, over R&D expenditures of $433,842 and $718,193 for the three months and six months ended March 31, 1999, respectively. R&D expenditures are stated before applying R&D tax credits of $157,467 and $334,478 for the three months and six months ended March 31, 2000, respectively, and $19,000 and $46,000 for the three months and six months ended March 31, 1999, respectively. R&D expenditures, as a percentage of sales, were 21.1% and 24.1% for the three months and six months ended March 31, 2000, respectively, as compared to 27.0% and 24.0% for the three months and six months ended March 31, 1999. The increase in R&D expenditures for both the three months and six months ended March 31, 2000 was due predominantly to an increase in R&D personnel that resulted in an increase in R&D wages of 35% and 46.7% over R&D wages for the three and six months ended March 31, 1999.

        Investment Tax Credits ("ITC") and Research and Development Expenditures

         The  Company's   Canadian   subsidiary   incurs   current  and  capital
expenditures, which are eligible as a scientific research and experimental development ("SR&ED") expenditures. The Company earns ITCs at a rate of 20% on "SR&ED" expenditures each year. These ITCs are available for application against the Canadian subsidiary's federal income taxes payable. Unclaimed ITCs can be carried forward for a period of 10 years. In addition to this benefit, SR&ED expenditures incurred by the Company's Canadian subsidiary are deductible against taxable income. The undeducted SR&ED expenditures can be carried forward indefinitely. A significant amount of the research and development expenses reported on the income statement qualify as a SR&ED expenditures. The Company has elected to utilize its ITCs to reduce taxes payable to Nil instead of utilizing SR&ED expenditures to reduce taxable income to Nil due to the carryforward period limits on the ITCs. As a result, ITCs in the amount of $197,093 and $401,302 were utilized for the three months ended and six months ended March 31, 2000, respectively to reduce taxes payable to Nil. ITCs were netted against the related capital assets and research and development expenditures in the amount of $39,626 and $157,467 for the three months ended and $66,824 and $334,478 for the six months ended March 31, 2000. For the three months and six months ended March 31, 1999, ITC claims of $19,000 and $46,000, respectively were netted against research and development expenses.

Net Income for the period

         Net income for the three months and six months ended March 31, 2000 was $154,726 and $321,225, representing increases of 211.2% and 186.9%, respectively, over net income of $49,721 and $111,970 for the three months and six months ended March 31, 1999, respectively. Net income, as a percentage of sales, increased to 6.7% and 7.4% for the three months and six months ended March 31, 2000, respectively, compared to 3.1% and 3.7% for the three months and six months ended March 31, 1999, respectively. This increase in net income was due primarily to an increase in product sales and gross margin.

Liquidity and Capital Resources

         The Company's principal source of liquidity as of March 31, 2000 consisted of $4,886,333 in cash, cash equivalents and short-term investments compared to $4,474,174 as of September 30, 1999.

         For the six months ended March 31, 2000, net cash used in operating activities was $161,047. The principle use of cash was an increase in accounts receivable of $209,528, a decrease in accounts payable of $307,310, an increase in inventories of $177,440 and a decrease in accrued liabilities of $27,782. The principle source of cash was from net income of $321,225. Cash used in investing activities was $226,812 and reflected the purchase of hardware and software tools used to design and validate new products. Cash provided by financing activities was $787,954 as a result of the exercise of stock options. The net cash flow provided after all activities was $400,095

         The Company believes that its existing cash, cash flow generated from operations and the funds available under the line of credit will be sufficient to meet the Company's capital, operating and research and development requirements for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period January 1, 2000 through March 31, 2000, the Company granted to certain employees, officers and directors of the Company options to purchase an aggregate of 30,000 shares of Common Stock pursuant to the Company's 1999 Employee Stock Option Plan and an aggregate of 100,000 shares of Common Stock pursuant to the Company's 2000 Employee Stock Option Plan. The following table sets forth more specific information relating to such option grants:

          Number of
        Optionholders              Number of Options             Exercise Price             Expiration Date

             1                           2,000                      $12.75                        January 2, 2010
             1                           5,000                      $14.50                       February 8, 2010
             1                           1,500                      $15.00                      February 13, 2010
             1                           2,000                      $15.56                       February 6, 2010
             1                           1,500                      $16.38                       January 23, 2010
             6                          48,000                      $18.56                      February 28, 2010
             1                          20,000                      $25.25                         March 19, 2010
            5(1)                        50,000                      $31.47                         March 22, 2010

     ---------------------- (1) Represents options granted to certain members of the Company's Board of Directors and to one Board advisor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 23, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the following votes were cast for nominees to the Company's Board of Directors:

                                     For                        Withhold Authority

         John Zambakkides           5,107,435                          1,918
         Bernard N. Slade           5,107,435                          1,918
         Jim Wilkinson              5,107,435                          1,918
         Thomas H.R. Gurnee         5,107,435                          1,918
         Robert Skinner             5,107,435                          1,918
         Ilbok Lee                  5,107,435                          1,918

     As a result, the nominees listed above were each elected to the Board of Directors. Mr. Wilkinson subsequently declined his election to the Company's Board of Directors.

     In addition, the following votes were cast to approve the appointment of KPMG Peat Marwick as independent auditors:

                      For             Against        Abstain

                  5,101,652           2,721           4,980

         Furthermore, the following votes were cast to approve the Company's 2000 Employee Stock Option Plan:

                      For            Against         Abstain

                  5,074,778          27,061           7,514

         Finally, the following votes were cast to approve the Company's 2000 Employee Stock Purchase Plan:

                      For            Against         Abstain

                  5,009,439           2,160           7,754


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                                           V3 SEMICONDUCTOR INC.


May 5, 2000
                                                        By: /s/ Carl O. Mitchell
                                                            --------------------
                                                                Carl O. Mitchell
                                                        Chief Operating Officer,
                                                         Treasurer and Secretary
                                                        (Principal Financial and
                                                             Accounting Officer)