Form 10QSB
period 2000-06-30
V3 SEMICONDUCTOR INC
filed 2000-08-14
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[  ]     TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the Transition Period from ______________ TO _________.

                                    333-59133
                            (Commission File Numbers)

                             V3 SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                               3674
         (State or other jurisdiction of                       Primary Standard Industrial
           incorporation or organization)                       Classification Code Number)

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of June 30, 2000, 6,013,642 shares of Common Stock, par value $.001 per share, of V3 Semiconductor, Inc. were issued and outstanding.

                             V3 Semiconductor, Inc.
                                 Index to Report
                                  On Form 10-Q
                         For Quarter Ended June 30, 2000


PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (unaudited):
                                                                                                            Page

              Consolidated Balance Sheets at June 30, 2000 and September 30, 1999                             3

              Consolidated Statements of Operations for the three and nine months ended June 30, 2000         4
              and 1999

              Consolidated Statement of Stockholders' Equity for the period ended June 30, 2000               5

              Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999          6

              Notes to Consolidated Financial Statements                                                      7


ITEM 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

ITEM 2.          Changes in securities and use of proceeds

ITEM 3.          Defaults upon senior securities

ITEM 4.          Submission of matters to a vote of Security Holders

ITEM 6.          Exhibits and reports on Form 8-K


V3 SEMICONDUCTOR, INC.
Consolidated Balance Sheets
(Stated in United States Dollars)


----------------------------------------------------------------------------------------------------------------
                                                                            June 30,            September 30,
                                                                              2000                  1999
----------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                           $     3,626,693     $         4,474,174
    Accounts receivable, net of allowance for doubtful
      accounts of $18,847; $16,532 at September 30, 1999                      2,066,065               1,447,455
    Inventories                                                                 322,913                  53,873
    Prepaid expenses                                                            221,427                 163,908
----------------------------------------------------------------------------------------------------------------
                                                                              6,237,098               6,139,410

Capital assets                                                                1,991,347               1,099,606
----------------------------------------------------------------------------------------------------------------
                                                                        $     8,228,445     $         7,239,016
----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                            639,137                 801,685
    Accrued liabilities                                                         227,540                 145,532
    Capital taxes payable                                                        12,673                  12,806
    Deferred revenue                                                            760,919                       -
----------------------------------------------------------------------------------------------------------------
                                                                              1,640,269                 960,023
Shareholders' equity:
    Capital stock:
       Preferred shares:
         Authorized 10,000,000; no shares issued
           and outstanding                                                            -                       -
       Special shares:
         Authorized 3,400,000; no shares issued
           and outstanding                                                            -                       -
       Common shares:
         Authorized 5,000,000; 6,013,642 shares issued and
           outstanding at June 30, 2000; 5,743,663 issued and
           outstanding at September 30, 1999                                      6,013                   5,743
       Additional paid-in capital                                             7,713,660               6,675,572
----------------------------------------------------------------------------------------------------------------
                                                                              7,719,673               6,681,315
    Culmulative translation adjustment                                           (6,237)                (14,465)
    Accumulated deficit                                                      (1,125,260)               (387,857)
----------------------------------------------------------------------------------------------------------------
                                                                              6,588,176               6,278,993

----------------------------------------------------------------------------------------------------------------
                                                                        $     8,228,445     $         7,239,016
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statement of Operations - unaudited
(Stated in United States Dollars)

                                                                 Three months ended                 Nine months ended
                                                                     June 30,                           June 30,
                                                             2000              1999             2000              1999
                                                                    (unaudited)                        (unaudited)

Sales (note 2)                                       $       1,347,467 $       1,636,749 $      5,672,816 $       4,623,816

Cost of goods sold                                             405,428           476,286        1,606,673         1,338,317
----------------------------------------------------------------------------------------------------------------------------
                                                               942,039         1,160,463        4,066,143         3,285,499

Other income                                                    64,662            26,623          165,133           156,133

Expenses:
             Selling, general and administrative             1,192,736           652,581        2,737,589         1,919,889
             Research and development                          723,423           202,565        1,430,353           545,740
             Depreciation and amortization                     199,298            65,899          376,517           154,776
             Rent and utilities                                 43,021            34,156          115,338           100,136
             Bank charges and interest                             859             1,082            1,588             3,299
----------------------------------------------------------------------------------------------------------------------------
                                                             2,159,337           956,283        4,661,385         2,723,840
----------------------------------------------------------------------------------------------------------------------------

Income (loss)  before provision for income taxes            (1,152,636)          230,803         (430,109)          717,792

Income taxes (recovery)                                        (94,008)          196,066          307,294           571,085
----------------------------------------------------------------------------------------------------------------------------
                                                               (94,008)          196,066          307,294           571,085
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $    (1,058,628)  $        34,737  $      (737,403)  $       146,707
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
             Basic                                     $         (0.18)  $          0.01  $         (0.12)  $          0.03
             Diluted (note 3)                          $         (0.18)  $          0.01  $         (0.12)  $          0.03
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Changes in Stockholders' Equity - unaudited (Stated in United States dollars)

                                                                      Total share
                                                                      capital and               Accumulated
                                                        Additional    additional                   other        Total       Compre-
                            Common shares                 Paid-in      paid-in    Accumulated  comprehensive  stockholders' hensive
                               Shares       Par value      capital     capital       deficit   income (loss)   equity        loss
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999    5,743,664  $     5,743  $6,675,572   $ 6,681,315  $  (387,857) $   (14,465)   $6,278,993

Changes during the period:
    Net loss                                                                         (737,403)                 (737,403)
    Translation adjustment                                                                          8,228         8,228
    Issuance of capital stocks   269,978          270   1,038,088     1,038,358                               1,038,358
    Net loss and other
      comprehensive income                                                                                                 (729,175)
Balance, June 30, 2000         6,013,642  $     6,013  $7,713,660   $ 7,719,673  $ (1,125,260) $   (6,237)   $6,588,176  $ (729,175)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Consolidated Statements of Cash Flows - Unaudited
(Stated in United States dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
                                                                                                 June 30,
                                                                                        2000             1999

Operating activities:
        Net income (loss)                                                         $      (737,403) $      146,707
        Add items not involving cash:
             Depreciation and amortization                                                376,517         154,776
             Deferred revenue                                                             760,919        (105,394)
        Changes in working capital balances
             Accounts receivable                                                         (618,610)       (447,412)
             Capital taxes                                                                   (133)         (3,953)
             Inventories                                                                 (269,040)         20,644
             Prepaid expenses                                                             (57,519)         22,821
             Accounts payable                                                            (162,548)       (133,195)
             Accrued liabilities                                                           82,008           1,108
------------------------------------------------------------------------------------------------------------------
        Total cash used in operating activities                                          (625,809)       (343,898)

Investing activities:
        Additions to capital assets                                                    (1,268,258)       (705,655)
------------------------------------------------------------------------------------------------------------------
        Total cash used in investing activities                                        (1,268,258)       (705,655)

Financing activities:
        Issuance of capital stock                                                       1,038,358         239,475
------------------------------------------------------------------------------------------------------------------
        Total cash provided by financing activities                                     1,038,358         239,475

Decrease in cash and cash equivalents                                                    (855,709)       (810,078)

Effect of currency translation adjustments on cash                                          8,228         (35,806)

Cash and cash equivalents, beginning of period                                          4,474,174       4,821,556
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $     3,626,693  $    3,975,672
------------------------------------------------------------------------------------------------------------------
Cash paid for:
        Interest                                                                  $           490  $          245
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

V3 SEMICONDUCTOR, INC.
Notes to Consolidated Financial Statements - unaudited
(Stated in United States dollars)


Nine months ended June 30, 2000


1.       Basis of presentation:

     The accompanying unaudited consolidated financial statements of V3 Semiconductor, Inc. (the Company) as at June 30, 2000 and for the three-month and nine-month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions set out by Form 10Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited consolidated financial statements include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim financial statements should be read in conjunction with the September 30, 1999 audited consolidated financial statements and notes thereto. The Company's results of operations for the first nine months of 2000 are not necessarily indicative of future operating results.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.       Revenue recognition policy

     During the quarter, the Company completed a review of its ability to continue to estimate product returns from its distributors. Based on its review of this matter, the Company concluded that product returns experienced in the past would not be indicative of product returns experienced in the future.

     The Company will defer recognition of revenue on sales to distributors at the time of shipment and will recognize that revenue when the right of return has substantially expired which is when the distributor has sold the product to the end customer. The effect of this decision was a reduction in the Company's third quarter sales of approximately $1.3 million as compared to the amount of sales the Company would have recognized had it continued to recognize revenue at the time of shipment.

3.       Earnings (loss) per share:

     Application of the provisions of Statement of Financial Accounting Standards No. 128 results in disclosure of two earning (loss) per share measures, basic and diluted, on the face of the consolidated statement of operations.

     "Basic" earnings per share is calculated by dividing net income or loss by the weighted average number of common and special shares outstanding during the periods. [Special shares have been included in the weighted average number of shares outstanding as the special shares are exchangeable into common shares of the Company.] "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and the funds from the exercises were used to purchase treasury shares.

     In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive.

     The  reconciliation  of shares used to calculate basic and diluted earnings
     (loss) per share is as follows:

                                                    Three months ended                    Nine months ended
                                                        June 30,                              June 30,
                                                  2000               1999               2000              1999

Net income (loss)                           $    (1,058,628)   $       34,737     $     (737,403)   $      146,707

Shares used in basic earnings
     per share computations:
     Weighted average common and
     special shares outstanding                   5,988,984         5,552,041          5,832,099         5,532,511
-------------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities:
       Dilutive shares contingently
         issuable upon the exercise
         of stock options and warrants                    -         1,055,392                  -           785,425

     Shares assumed to have been
         purchased for treasury with
         assumed proceeds from the
         exercise of stock options and
         warrants                                         -          (577,661)                 -          (776,471)
-------------------------------------------------------------------------------------------------------------------
     Average shares outstanding
     - assuming dilution                          5,988,984         6,029,772          5,832,099         5,541,465
-------------------------------------------------------------------------------------------------------------------



     Incremental common shares attributable to the exercise of outstanding options that were not included in the diluted per share computations because the effect would be antidilutive totaled 725,196 for the three months ended June 30, 2000 and 597,482 for the nine months ended June 30, 2000. The weighted average exercise price of these antidilutive options approximated $22.83 and $17.52, respectively, for the three months and nine months ended June 30, 2000.

4.       Capital stock

     The authorized capital stock of the Company consists of 50,000,000 common shares with a par value of $.001 each, 10,000,000 preferred shares, which may be issued in different series and whose rights and privileges are to be determined at the time of issue.

(a)      Stock option plan:

         A total of 71,500 share options were granted and approved by the Board of Directors during the three months ended June 30, 2000, which expire between April 2010 and June 2010. These options were granted pursuant to the 2000 stock option plan. The exercise price of the options granted ranges from $21.19 to $26.97 per share.


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

General

         The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The Company's products are co-peripherals to microprocessors manufactured by third parties such as Intel Corporation, Motorola Corporation, International Business Machine, Hitachi Semiconductor of America, Quantum Effect Design, Texas Instruments, Integrated Device Technology and Advanced Micro Devices. The principal product lines fall into three categories: Burst DRAM and SDRAM Memory Controllers (BMC, PDC and SDC families), System Controllers (SSC and USC families) and PCI Bridge Controllers (PSC, PBC, EPC, USC and HPC families). These products are used in applications such as servers, telecom switching equipment, communication routers, residential gateways, cable modems, image processing systems, network controllers, industrial control and consumer appliances.

Results of Operations

         Three months ended June 30, 2000 compared to three months ended June 30, 1999 and nine months ended June 30, 2000 compared to nine months ended June 30, 1999.

Overview

         The following table sets forth, for the period indicated, certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales:

                                               Three months ended                   Nine months ended
                                                    June 30,                            June 30,
                                              2000            1999                2000             1999

Sales                                            100.0 %         100.0 %             100.0 %          100.0
Gross Profit                                      69.9            70.9                71.7             71.1
Other Income                                       4.8             1.6                 2.9              3.4
R&D Expenditures        (1)                       40.7            24.4                28.0             24.2
Selling, General & Administrative                 88.5            39.9                48.3             41.5
Net Income                                       (78.6)            2.1               (13.0)             3.2


(1) The R&D expenditures are expressed before applying (adding) R&D tax credits of ($175,850) during the three months ended June 30, 2000, $196,066 during the three months ended June 30, 1999, $158,628 during the first nine months of fiscal 2000 and $571,805 in the first nine months of fiscal 1999.

Sales

         Sales for the three months and nine months ended June 30, 2000 were $1,347,467 and $5,672,816, representing a decrease of 17.7% and an increase of 22.7%, respectively, over sales of $1,636,749 and $4,623,816 for the three months and nine months ended June 30, 1999, respectively. The sales decrease for the three months ended June 30, 2000 was primarily due to the adjustment described in note 2 in the attached consolidated financial statements. The sales increase for the nine months ended June 30, 2000 was attributable to an increase in the number of design wins shipping in production volumes. Shipments of the EPC and SSC devices increased by 912.2% and 53.1% respectively, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, and increased 119.7% and 92.3%, respectively, for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. The PBC increased by 22.6% for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999.

Gross Profit

         Gross profit for the three months ended June 30, 2000 was $942,039, representing a decrease of 18.8% over gross profit of $1,160,463 for the three months ended June 30, 1999. Gross profit for the nine months ended June 30, 2000 was $4,066,143 representing an increase of 23.8% over gross profit of $3,285,499 for the nine months ended June 30, 1999. Gross profit, as a percentage of sales, was 69.9% and 71.7% for the three months and nine months ended June 30, 2000, respectively, as compared to 70.9% and 71.1% for the three months and nine months ended June 30, 1999. The slight increase in gross margin for the nine months ended June 30, 2000 is a reflection of the reduced product costs negotiated with the manufacturing subcontractors and an increase in the number of design-wins of the newer devices (PDC, SDC, USC) that are shipping in pre-production volumes. As the number of volume transactions increases, gross margin is expected to decline slightly.

Other Income

         Included in other income is royalty income and interest income. Other income for the three months and nine months ended June 30, 2000 was $64,662 and $165,133 respectively. This represents an increase of 142.9% and 5.8% respectively, over other income of $26,623 and $156,133 for the three months and nine months ended June 30, 1999, respectively.

         Other income, as a percentage of sales, was 4.8% and 2.9% for the three months and nine months ended June 30, 2000, respectively. The comparable percentages for the three months and nine months ended June 30, 1999 were 1.6% and 3.4%.

         Interest generated on short-term investments, as a percentage of other income, was 81.6% and 84.8% for the three months and nine months ended June 30, 2000, respectively.

         Royalty income for the nine months ended June 30, 2000 was $22,565 representing a decrease of 11.7% over the royalty income of $25,555 for the nine months ended June 30, 1999. This decrease was a result of reduced royalty payments from National Semiconductor.

Research & Development ("R&D) Expenditures

         R&D expenditures for the three months and nine months ended June 30, 2000 were $547,573 and $1,588,981, representing increases of 37.4% and 42.3%, respectively, over R&D expenditures of $398,631 and $1,116,825 for the three months and nine months ended June 30, 1999, respectively. R&D expenditures are stated before applying (adding) R&D tax credits of ($175,850) and $158,628 for the three months and nine months, ended June 30, 2000, respectively, and $196,066 and $571,085 for the three months and nine months ended June 30, 1999, respectively. R&D expenditures, as a percentage of sales, were 40.7% and 28.0% for the three months and nine months ended June 30, 2000, respectively, as compared to 24.4% and 24.1% for the three months and nine months ended June 30, 1999. The increase in R&D expenditures for both the three months and nine months ended June 30, 2000 was due predominantly to an increase in R&D personnel that resulted in an increase in R&D wages of 32.9% and 41.7% over R&D wages for the three months and nine months ended June 30, 1999. In addition, the Company made significant investments in hardware and software tools to design and validate new products.

Investment Tax Credits ("ITC") and Research and Development Expenditures

         The  Company's   Canadian   subsidiary   incurs   current  and  capital
expenditures, which are eligible as a scientific research and experimental development ("SR&ED") expenditures. The Company earns ITCs at a rate of 20% on SR&ED expenditures each year. These ITCs are available for application against the Canadian subsidiary's federal income taxes payable. Unclaimed ITCs can be carried forward for a period of 10 years. In addition to this benefit, SR&ED expenditures incurred by the Company's Canadian subsidiary are deductible against taxable income. The undeducted SR&ED expenditures can be carried forward indefinitely. A significant amount of the research and development expenses reported on the income statement qualify as SR&ED expenditures. The Company has elected to utilize SR&ED expenditures to reduce taxable income and its ITCs to reduce taxes payable to nil. As a result, ITCs (ITC recoveries) in the amount of ($94,008) and $307,294 were utilized (recovered) for the three months and nine months ended June 30, 2000, respectively to reduce taxes payable to nil. ITCs were netted against (added to) the related capital assets and research and development expenditures in the amount of $81,842 and ($175,850) for the three months ended and $148,666 and $158,628 for the nine months ended June 30, 2000. For the three months and nine months ended June 30, 1999, ITC claims of $196,066 and $571,085, respectively, were netted against research and development expenses.

Net Loss for the Period

         Net loss for the three months and nine months ended June 30, 2000 was $1,058,628, and $737,403, representing decreases of 3,147.6% and 602.6%, respectively, over net income of $34,737 and $146,707 for the three months and nine months ended June 30, 1999, respectively. Net loss, as a percentage of sales, was 78.6% and 13.0% for the three months and nine months ended June 30, 2000, respectively, compared to net income as a percentage of sales of 2.1% and 3.2% for the three months and nine months ended June 30, 1999, respectively. This decrease in net income was due primarily to an increase in wages and hiring costs as a result of additional employees, increase in depreciation expense due to significant capital expenditures and the implementation costs of the Company's business planning software - "J.D. Edwards".

Liquidity and Capital Resources

         The Company's principal source of liquidity as of June 30, 2000 consisted of $3,626,693 in cash, cash equivalents and short-term investments compared to $4,474,174 as of September 30, 1999.

         For the nine months ended June 30, 2000, net cash used in operating activities was $625,809. The principle use of cash was an increase in accounts receivable of $618,610, a decrease in accounts payable of $162,548, an increase in inventories of $269,040 and increase in prepaid expenses of $57,519. The principle source of cash was an increase of accrued liabilities of $82,008 and an increase in deferred revenue of $760,919. Cash used in investing activities was $1,268,258 and reflected the purchase of hardware and software tools used to design and validate new products. Cash provided by financing activities was $1,038,358 as a result of the exercise of stock options. The net decrease in cash and cash equivalents after all activities was $855,709.

         The Company believes that its existing cash, cash flow generated from operations and funds available under its line of credit will be sufficient to meet its capital, operating and research and development requirements for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the period April 1, 2000 through June 30, 2000, the Company granted to certain employees, officers and directors of the Company options to purchase an aggregate of 71,500 shares of Common Stock pursuant to the Company's 2000 Employee Stock Option Plan. The following table sets forth more specific information relating to such option grants:

  Number of
Optionholders                  Number of Options                 Exercise Price                Expiration Date

             1                            20,000.00          $       26.78                            May 1, 2010
             1                             5,000.00          $       26.97                            May 8, 2010
             3                            45,000.00          $       21.75                           June 1, 2010
             1                             1,500.00          $       21.19                           June 9, 2010



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit 27:       Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company did not file reports on Form 8-K during the nine month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          V3 SEMICONDUCTOR, INC.



Date:                                          By    /s/ Tim Smart
                                                         Chief Financial Officer