Form 10KSB
period 2000-09-30
V3 SEMICONDUCTOR INC
filed 2001-06-12
CIK 1063199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2000
                          ------------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from  ______________ to ______________

                        Commission file number 333-59133

                             V3 SEMICONDUCTOR, INC.
--------------------------------------------------------------------------------
           (Name of Small Business issuer as specified in its charter)

                 Nevada                                87-0429263
 ---------------------------------         ----------------------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

250 Consumers Road
Suite 901
North York, ON Canada                                           M2J 4V6
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (416) 497 8884
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                                     Name of Each Exchange
           Title of Each Class                                        on Which Registered
                   None
-------------------------------------------          -------------------------------------------------------


-------------------------------------------          -------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_ -

     The issuer's revenues for its most recent fiscal year were: $7,707,766.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was sold as of September 30, 2000 was: $99,798,902.

     The number of shares outstanding of the Issuer's Common Stock outstanding as of September 30, 2000 was: 6,025,776.

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

         Reference is made in Part III of this Report to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, as filed on December 27, 1999, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to the Registrant's Current Report on Form 8-K, as filed on February 22, 2001, which is hereby incorporated by reference.



         Transitional Small Business Disclosure Format:  Yes ______; No X
                                                                        --------

                                     PART I



ITEM 1.       DESCRIPTION OF BUSINESS


Current Events

     On April 17, 2001, V3 Semiconductor, Inc. (the "Company") entered into a definitive agreement for the sale of the Company's assets to QuickLogic Corporation (Nasdaq: QUIK). Pursuant to the agreement, the Company will receive approximately 2.5 million shares of Quicklogic common stock. All of the Company's employees have been offered employment with QuickLogic.

     Pending the closing of the sale, the Company and QuickLogic have entered into a manufacturing and distribution agreement to ensure an uninterrupted supply of the Company's products to its customers. Pursuant to the agreement, the parties will share gross profits from product sales in this interim period.

     To facilitate this transaction, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code on May 22, 2001. The Company anticipates that all of its creditors will be paid in full and that the remaining shares of QuickLogic stock will be distributed to the Company's shareholders. The sale is subject to approval of the bankruptcy court and is intended to be completed by approximately July 16, 2001.


History

     The Company was incorporated under the laws of the State of Nevada on December 23, 1985 under the name Ariel, Inc. The Company was dormant and did not engage in any business activities until April 1994 when the Company merged with V3 Corporation and changed its name from Ariel, Inc. to V3 Incorporated. V3 Corporation was incorporated under the Ontario Business Corporations Act on October 22, 1985. During the period from October 22, 1985 to April 1994, V3 Corporation engaged in the business of designing, engineering and marketing semiconductors and integrated circuits. On April 18, 1994, the Company and V3 Corporation entered into a plan of reorganization agreement through which the two companies merged into V3 Incorporated in 1996, V3 Incorporated changed its name to V3 Semiconductor, Inc.


Overview

     The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The overall mission of the Company is to create high-performance interconnect solutions that enable its customers to build the next generation networking and Internet infrastructure. The Company believes that the Networking and Internet infrastructure market has the potential for significant growth.

     The Company's products are designed to function in tandem with specific microprocessors manufactured by third parties such as Intel Corporation ("Intel"), Motorola Corporation ("Motorola"), International Business Machines ("IBM"), Hitachi Semiconductor of America ("Hitachi"), PMC-Sierra, Inc. ("PMC-Sierra"), Texas Instruments ("T.I."), Integrated Device Technology ("IDT") and Advanced Micro Devices ("AMD"). Microprocessors, which include microcontrollers or central processing units ("CPUs"), are the central controllers of virtually all computer systems. In addition, they are also used in a relatively invisible but very large segment of the computer industry as "Embedded Controllers" in a variety of products and applications. The Company's products work with these CPUs by directing and controlling the flow of data between the CPUs and the various peripherals that the CPUs control. Applications include servers, communication routers, data switches, mass storage controllers, modems, facsimiles (fax) and imaging equipment, telecommunication switching equipment, networking controllers, instrumentation, industrial tools, set-top boxes, residential gateways and consumer appliances.

         The Company's products are co-peripherals to all major Reduced Instruction Set Computer ("RISC") processors including, but not limited to, Intel's i960 family of processors, IBM's PowerPC series, Hitachi SH Series, MIPS (PMC-Sierra) Processors, AMD's 29K, and Motorola's PowerPC (TM), 68K (TM), Coldfire (TM) and PowerQUICC (TM) families are designed to be compatible with existing and new standards and technologies such as PCI with I2O.

         The Company has identified target markets for its business, designed and developed products that satisfy the requirements of key customers in those markets, and established a number of important strategic alliances with Intel, IBM, Motorola, Hitachi and PMC-Sierra. The Company is presently listed on Hitachi's, Intel's, Motorola's, PMC-Sierra's and T.I.'s websites. The Company's sales and marketing channels are designed in order to provide total market coverage. The Company believes that it has developed its business to aggressively pursue marketing and sales strategies intended to maximize market share in its target markets and reinforce its competitive advantages in the Embedded Systems market.


Product Lines

         The Company produces processor specific semiconductors and integrated circuits for the Embedded Systems market. These products are used by system designers who are utilizing high-speed RISC and "Super Scalar" microprocessors within their embedded systems design. These processors demand efficient coupling to memory and peripheral input/output (I/O) devices in order to attain any degree of efficiency. The system designer faces three alternative choices in achieving this coupling: (1) use PLDs or FPGAs (Field Programmable Gate Array) which must be customized to the application, (2) designing an ASIC to implement the application, or (3) using a product, such as those produced by V3 Semiconductor, which requires no design work and whose functionality has been fully tested.

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

         The Company's Burst Memory Controllers ("BMCs") interface between the host processor and low cost commodity DRAMs manufactured by merchant semiconductor manufacturers. Systems employing these controllers can replicate the performance of an SRAM based system at a fraction of the cost, at lower power levels, at higher speeds and with no design or production overhead to either the DRAM manufacturer or the system designer. In order to increase flexibility to system designers and to expand their marketability, most BMCs have features that are software programmable, enabling these features to be easily modified for performance or convenience.

         The Company has a Canadian patent on a DRAM Controller design which minimizes the power required and heat generated during the access stage with a proprietary design feature that may only be functionally replicated by other technologies at materially higher prices.

         The high-performance PCI target interface with integrated SDRAM Controller ("PDC's") and the Synchronous DRAM Controller ("SDC's") are the newest products from V3's Memory Controller Product Group. These devices complement the existing BMC family of memory controllers, by providing an upgrade path to today's most popular Synchronous DRAM. These devices enable system designers to shorten their design cycle by offering them an off the shelf product, that in turn will provide the advantage of faster time-to-market. The PDC interfaces to the industrial standard PCI bus and the CompactPCI bus. At the same time, they provide access to SDRAM and other peripheral components such as FLASH and SRAM. The PDC is a Hot Swap Ready device (Hot Swap Ready - ability to insert and extract a system board without shutting down the system) and is available in industrial temperature range. The SDC is also available in industrial temperature range. This device is the successor to the BMC, which interfaces the host processor to SDRAM to provide higher performance, lower system cost and a faster design cycle.


         Small System Controllers (SSC, USC, and HPC)

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

         The Company's latest and most advanced controller, the High-Performance PCI Controller ("HPC"), extends the existing line of PCI Bridge Controllers into the arena of 64-bit datapaths. The Company's HPC PCI Bridge family is designed to serve as the system control logic for high-end embedded applications whose computational and bandwidth performance levels are unattainable with existing 32-bit solutions. The HPC can provide simultaneous connectivity to multiple PCI buses, high performance MIPS(TM) processors, and commodity Synchronous DRAMs (SDRAMs) without the use of any external components. In addition, the HPC family includes a high-performance DMA controller, interrupt management, serial ports, I/O control logic, timers, and I/O ports, all of which allow system designers to build very powerful, low-component systems tailored to their embedded applications. Key applications include ATM and Optical Carrier (OC) central office equipment.

         PCI Bridge Controllers (PBC ,EPC, and PSC)

         Peripheral Component Interconnect (PCI) is a standard developed by more than 100 industry leading companies, including Intel, IBM, AMD, H.P. and Apple to define a single standard method of connecting CPUs to peripheral devices such as disk controllers, graphics controllers and communication devices. Most computers today use the PCI bus interface that has replaced the Industry Standard Architecture (ISA) bus interface.

         The Company was the first company to go to production with devices that supported the intelligent input/output (I2O) standard. This standard provides a software solution (along with PCI, a standard bus interface) which optimizes CPU and system performance by handling the overhead of I/O interrupts.

         The Company's Second Generation of I2O PCI Controllers, the EPC (Enhanced PCI Controller) has additional functionality such as DMA Chaining, which supports Multi-Processor capabilities. These features are in demand in high-growth networking and internet infrastructure markets.


         PCI to PCI Bridges (PPB)

         The Company's PPB family (PCI-to-PCI Bridge) is the newest product designed to address the issues of bandwidth restrictive applications. The PPB is a highly integrated, high-performance peripheral device that performs PCI-to-PCI bridging functions. It provides electrical isolation of devices on each PCI bus while maintaining concurrent operation on both buses. The features of the PPB product are most attractive to Compact PCI based telecom and networking equipment, mass storage (RAID) controllers and high-end internet servers.


Embedded Systems Industry Overview

         The worldwide semiconductor total available market is shown below:

                        Semiconductor Market Growth (US$)

    Year            Revenues             Growth
    ----            --------             ------
    1996              130B                  ---
    1997              137B                   5%
    1998              122B                 -11%
    1999              150B                   9%
    2000              205B                  37%
    2001              249B                  21%
    2002              279B                  12%
    2003              319B                  14%

               Source: SIA 2001 Forecast

         According to a report prepared by Frost and Sullivan, a market research company (the "Frost and Sullivan Report"), the total embedded market which is a segment of the Total Available Market (4, 8, 16 and especially 32 and 64 bit RISC Processors) is expected to grow to approximately $34 billion by the year 2002. The embedded market is driven by the increasing performance demands for speed and functionality of the server, mass storage, networking and communications technologies. Global players, such as IBM, Intel, Hewlett Packard, Hitachi, and Motorola, who are also the Company's technology partners and/or customers, attest to this unprecedented growth by investing heavily into product development in RISC processors, new standards, and new 32 and 64 bit peripherals. Their heavy investments are driven either by the need to develop, design and market end-user equipment or semiconductor products in support of the embedded market.

         Initially the Company's products were developed to support RISC processors in embedded applications. As Embedded Systems requirements have evolved, the Company has moved to designing more advanced products in support of the I/O (input/output) needs that are driven by such industry leaders as Cisco, Compaq, Hewlett Packard, IBM, Intel, Lucent Technologies and Nortel Networks.

         The Memory Products group, which augments the 32 Bit and Advanced (64 Bit & PCI to PCI) product groups, is a tremendous strength that fortifies our position in the market place, while it differentiates us from our competitors who lack this essential embedded market expertise.

         In manufacturing and through our foundry partners, we have established scales and efficiencies that allow us to compete and maintain our margins. We are migrating to newer methodologies and smaller geometries, which we believe afford increased functionality and product complexity while yielding higher performance and lower cost per gate products. We believe that this will position us well to respond to our competitors and rapidly increasing market demands.


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

         The volume requirements of major merchant market suppliers, their cost of production constraints, and the effect that this has on product selection for inclusion in the semiconductors they design and produce has created opportunities for innovative semiconductor companies, such as Actel, Atmel, and Xilinx. This once niche market now encompasses a wide variety of rapidly emerging segments of the embedded market. Producers such as these, which do not own or operate silicon fabrication facilities, are known in the industry as "fabless" semiconductor manufacturers. These design-centric companies, under subcontracting arrangements with larger semiconductor manufacturers, focus on developing IP (Intellectual Property) and niche designs and products which can be incorporated into, or added on to, the semiconductors manufactured by principal merchant market semiconductor suppliers. Because fabless manufacturers do not have the high fixed costs associated with semiconductor manufacturing, profitable sales can be made at lower volume targets and their niche products can be brought to market both independently and through arrangements with the principal merchant market semiconductor manufacturers.


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

Marketing and Sales Strategy & Strategic Partnerships

         The Company has identified target markets for its business, designed and developed products that satisfy the requirements of key customers in those markets, and established a number of important strategic alliances with Intel, IBM, Motorola, Hitachi and PMC-Sierra. The Company markets it products through direct sales to its major, global corporate customers; sales through the Company's network of manufacturers' representatives which include major original equipment manufacturers worldwide and sales through distributors. The Company believes that it has reached the stage in the development of its business to aggressively pursue marketing and sales strategies to maximize market share in its target markets and reinforce its competitive advantages in the Embedded Systems market.

         The Company markets its products worldwide through a network of manufacturers' representatives and distributors. The Company utilizes the technical support, customer service and materials management of its representatives and distributors. In order to provide service to existing customers and reach potential customers, the Company also utilizes a direct sales management organization and field applications engineers (FAEs). Our independent representatives generally address larger OEM customers and act as a direct sales force, while distributors serve the balance of our customer base. Our sales and FAE personnel support all channels and consult with customers about their plans. The Company's customers include ATI, Cisco, Data General, Hewlett Packard, Hitachi, IBM, Kodak/Heidelberg, Lucent, Nortel, Philips, Samsung, Sony and others.

         The Company has developed a number of relationships with strategic partners who combine the Company's products with their own in recommended system solutions for customers. These include the i960 division of Intel, the High End Microprocessor group of Motorola, the RISC product group of IDT, the Embedded Processor group of IBM, the Embedded Super-H group of Hitachi, MIPs Intellectual Property House of PMC-Sierra, and the Embedded Processor Division of AMD.

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


Manufacturing

         The Company does not own or operate silicon fabrication facilities and therefore is referred to as a "fabless" semiconductor company. The Company has chosen to be fabless as a result of (i) the significant front-end costs of constructing and owning silicon fabrication facilities (estimated at $500 million to $1 billion) and (ii) the availability of low cost fabrication capacity. The Company's semiconductor manufacturers include Samsung and Hyundai, both located in Korea and KLSI, located in Japan.

         To assure its products meet high-quality standards, the Company has established a Manufacturing/Process Engineering group and a Quality Assurance department. The continuous audits by these groups assure that the Company's manufacturing partners and its employees have the discipline to meet the quality requirements for an ISO 9001 Registered company. The ISO 9001 certification is a quality management and quality assurance certification standard developed by the International Organization for Standardization ("ISO"). The ISO 9001 Registration is the highest standard in the ISO 9000 series. The ISO 9000 series was developed to provide an internationally accepted system of rating quality and for providing product standardization. V3 is the only company among its competitors that is ISO 9001 Registered, which we believe is a key asset in getting approved vendor status with large customers such as Cisco, NorTel and Hewlett Packard etc.


Research and Development/Product Development

         The Company has assembled a strong engineering team, comprised of senior architects and designers from companies such as ATI, Genesis, LSI Logic, Nortel and Scientific Atlanta. The Company's engineering group has designed and developed the Company's product families, including the Burst Mode Controller and the System Controller series, both of which remain in production today. The Company has expanded its product line to include a 64-Bit PCI Controller and 64-Bit PCI to PCI Bridge Controller, based on customer demands and embedded market and RISC processor evolution. The Company maintains a continuous dialogue with customers and technology partners to ensure that the Company's products incorporate features that are essential for the rapidly evolving (embedded) systems design requirements. As a result, the Company's new products will incorporate inputs from current customers (Cisco, Compaq, Hewlett Packard, IBM, Kodak/Heidelberg, Lucent Technologies, and Nortel Networks), and leverage the expertise gained from joint product development with Hitachi, IBM, Intel, Motorola and PMC-Sierra. For example, the Company utilized such expertise to become the first semiconductor company to introduce and demonstrate a family of products compatible with the I2O standard. Similarly, the newer MIPS and SH products were developed after close collaboration with PMC-Sierra and Hitachi respectively.


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


V3 Cubed Corporation ("VCubed")

         VCubed was incorporated under the laws of the State of Nevada on September 30, 1994, and is qualified to do business in the State of California. VCubed is a wholly owned subsidiary of the Company that was formed for the sole purpose of providing sales and marketing support for the products of the Company. VCubed's principal office is located at 2348 Walsh Avenue, Santa Clara, California 95051.

         In order to maximize the exposure of the Company's products to the marketplace, it is important that strict attention be paid to product marketing, customer support and sales support. While the design, development and strategic positioning of the Company's products are managed from the corporate head office in Toronto, it was felt that the public face of the Company should be located in a geographical region associated with the business of the Company and one with geographical proximity to the Company's largest customer base in the world.

         VCubed is chartered with the responsibility of managing customer contact on a regional basis and uses the resources in the Toronto office as required to assist in this regard.


V3 Semiconductor Corp.

              V3 Semiconductor Corp. is a corporation organized under the laws of the Province of Ontario, Canada and is a wholly owned subsidiary of the Company. The Company's research and development (R&D) activities are conducted through V3 Semiconductor Corp.


Employees

              As of September 30, 2000, the Company employed approximately 60 individuals. Most new employees will be hired to expand the engineering, sales and marketing departments. None of our employees are represented by a labor union.



ITEM 2.       DESCRIPTION OF PROPERTY

         The Company leases 13,521 square feet of office space in North York, Ontario to house its corporate offices and R&D facilities. The original lease was for 7,500 square feet, for a term of 5 years and 6 months, expiring January 31, 2002, with an annual base rent of Cdn.$7,491 for the first year, Cdn.$9,364 the second year, Cdn.$11,237 the third year, Cdn.$14,982 the fourth year, and Cdn.$18,727.50 for the remaining term of the lease. On August 13, 1998, the Company leased an additional 3,346 square feet of office space for a period of three years and five months, expiring January 31, 2002. The Company leases this additional space for an annual base rent of $15,124. On September 29, 1999, the Company leased an additional 227 square feet of office space for a period of two years and four months, expiring January 31, 2002. The Company leases this additional space for an annual base rent of $1,026. On March 3, 2000 the Company leased an additional 2,448 square feet of office space for a period of one year and ten months, expiring January 31, 2002. The Company leases this additional space for an annual base rent of $11,065.

         The Company leases office space located in Santa Clara, California, which is the principal office of its subsidiary, VCubed. The lease is for a term of one year, renewable annually, with an annual base rent of $47,256.



ITEM 3.       LEGAL PROCEEDINGS

         Mr. Patrick Prentiss, a former employee and original founder of the Company, filed a claim against V3 Corporation, a wholly owned subsidiary of the Company, in August 1995. The suit, which has been brought in the Ontario Court (General Division) (Commercial List), court file number B224/95, seeking damages of an undetermined number of Class "A" preferred shares of V3 Corporation. The Company believes that it has a meritorious defense to the action and intends to vigorously contest the action. As a result, the Company does not believe that this action will have a material adverse effect upon the financial conditions or results of operations of the Company. The Company is not aware of any other material legal proceedings now pending or threatened against the Company.

          In addition, Mr. Larry Krauss, an individual who was going to act as a finder to find investors for the Company, filed a claim against the Company in November 1995 alleging breach of contract. The suit was brought in the Ontario Court (General Division) court file number 95-CU-94054 and sought damages of $6,000,000. On or about March 21, 2001, the Company entered into a settlement agreement, whereby the Company obtained a full release of claim from the plaintiffs in the suit in consideration of a payment of approximately $62,000.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II



ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Suspension of Trading and Delisting of Securities

         Due to the Company's failure to file this annual report for the fiscal year ended September 30, 2000, and its subsequent quarterly report on Form 10-Q for the fiscal year ended December 31, 2000, by the prescribed filing deadlines, respectively, the Company's common stock was suspended from trading on the Nasdaq Stock Market effective February 14, 2001, and was delisted from the Nasdaq Stock Market, effective March 1, 2001. The Company believes that its common stock will be eligible to trade on the OTC bulletin board once its Form 10-K and Form 10-Q have been filed with the Securities and Exchange Commission.


Market For Securities

         The Company's common stock is listed on the NASDAQ National Market System under the symbol VVVI. As of September 30, 2000, there were approximately 231 shareholders of record. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

The table below sets forth the NASDAQ high and low sale prices of the common stock during the two most recent fiscal years.

                                         Fiscal 2000                       Fiscal 1999
                                         -----------                       -----------
      Period                         High            Low               High             Low
      ------                         ----            ---               ----             ---
      First Quarter                   13.500           9.125             5.000           2.750
      Second Quarter                  40.000          12.000             4.312           3.812
      Third Quarter                   31.750          11.125             9.750           3.687
      Fourth Quarter                  23.937          13.250            13.000           6.625

         The Company has never paid dividends on its common stock and currently has no intention to do so. There are no restrictions that limit the ability of the Company to pay dividends.


Recent Sale of Unregistered Securities

         During the fiscal year ended September 30, 2000, the Company issued to Sichenzia, Ross & Friedman LLP 5,000 shares of its common stock in consideration for $73,520 in fees for legal services rendered.



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

General

         The Company designs and markets high performance peripheral and core silicon products for the Embedded Systems market. The Company's products are co-peripherals to microprocessors manufactured by third parties such as Intel Corporation, Motorola Corporation, International Business Machine, Hitachi Semiconductor of America, PMC Sierra Inc., Texas Instruments, Integrated Device Technology and Advanced Micro Devices. The principal product lines fall into four categories: Burst DRAM Memory Controllers (BMC family), System Controllers (SSC, USC and HPC families) and PCI Bridge Controllers (PBC, EPC and PSC families), and PCI to PCI Bridges (PPB family). These products are used in applications such as servers, communication routers, data switches, mass storage controllers, modems, facsimiles and imaging equipment, telecommunications switching equipment, networking controllers, instrumentation, set-top boxes and consumer appliances.

         The Company does not own or operate any silicon fabrication facilities and therefore is referred to as a "fabless" semiconductor company. The Company has chosen to be fabless as a result of: (i) the significant front end costs of constructing and maintaining a silicon fabrication facility; and (ii) the availability of low cost fabrication capacity. The Company's manufacturing subcontractors include Samsung and Hyundai in Korea and KLSI in Japan.

         The Company's products are sold to Original Equipment Manufacturers (OEM's) to be incorporated into products such as the ones listed above. A "design win" is recorded when an OEM decides to incorporate one or more of the Company's products into one of its end products. Design wins can take anywhere from 3 to 24 months to proceed to production volumes as the OEM must design, test market and build the market for its product. As a result, the Company is highly dependent on design wins generated in the current fiscal period to yield revenues in future fiscal periods.

         In the last two years, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. This cyclicality has led to significant variances in product demand and production capacity.

Results of Operations

Overview

         The following table sets forth for the years ended September 30, 2000, 1999 and 1998: (i) certain items in the Company's Consolidated Statement of Operations expressed as a percentage of sales; and (ii) the percentage change in dollar amounts of such items as compared to the indicated prior fiscal year:

                                                     Items as a                              Period to Period
                                                 Percentage Of Sales                  Percentage Increase (Decrease)
                                                     Year Ended                                 Year Ended
                                                    September 30,                              September 30,
                                                    -------------                              -------------
                                            2000           1999           1998             1999-00         1998-99
                                            ----           ----           ----             -------         -------
Sales                                       100.0  %      100.0  %       100.0  %          13.5  %          77.7  %
Gross Profit                                 69.5          70.3           68.8             12.2             81.4
Other Income                                  2.8           3.2            5.3           ( 0.9 )             8.7
R&D Expenditures                             28.9          27.9           21.3             17.3            133.0
Selling, General & Administrative            54.1          35.7           46.8             72.0             35.4
Net Income (loss)                         ( 21.0 )          3.4            4.4

     (1) The R&D expenditures are expressed before applying R&D tax credits and other government assistance of $330,162 in 2000, $206,440 in 1999 and $463,958 in 1998.


Fiscal Year Ended September 30, 2000 Compared to Fiscal Year EndedSeptember 30, 1999.


Sales

         The Company sells products on a purchase order basis through distributors and direct sales channels, and distributors or customers may cancel or re-schedule purchase orders at any time with little or no notice or penalty. In addition, the Company's distributor agreements generally permit distributors to return products. Contractually, distributors are permitted to return up to 10%, by value, of the products they purchase from the Company every six months. During the fiscal year ended September 30, 2000, distributors returned more products to the Company than previously experienced. In light of this new experience, the Company concluded it could no longer reasonably estimate future returns. Accordingly, commencing in the third quarter of 2000, products shipped to distributors have been recognized as revenue when shipped by the distributors to the end customers. Prior to the third quarter of 2000, revenue was recognized, net of anticipated returns, at the time the products were shipped.

         Sales for the year ended September 30, 2000 increased $917,622 to $7,707,766, a 13.5% increase over sales of $6,790,144 in 1999. The sales increase was attributable to an increase in the number of design wins shipping in production volumes, increased demand of the USC devices and various evaluation boards and the increase in the number of manufacturer sales representatives promoting the Company's products. Increase in the number of production wins resulted in the increase of 119.1%, 48.7%, 352.7% and 257.9% in sales of EPC, SSC, PSC and USC respectively.

         Sales in the amount of $7,707,766 for the year ended September 30, 2000 were reported net of $95,812 in margin guarantees and $482,128 in product returns. This sales amount is lower than the sales amount reported by the Company in its October 31, 2000 press release because the $8,404,282 amount reported in the press release did not take into account either the $95,812 in margin guarantees or the $482,128 in product returns. The margin guarantee resulted from a verbal agreement with Future Electronics, one of the Company's distributors, to protect margins on older design wins. The margin guarantee, which is calculated in November and covers the proceeding twelve-month period, can fluctuate significantly from one quarter to the next. The product returns of $482,128 resulted from one return of $185,094 and a second return of $297,034. First, in December 2000 a customer returned, for replacement, product valued at $185,094. The replacement product was shipped to the customer prior to the end of December 2000. Sales for the quarter ended September 30, 2000 were reduced by $185,094 to recognize the return and sales for the quarter ended December 31, 2000 will be increased by $185,094 to recognize the shipment of the replacement product. Second, in December 2000 a contract manufacturer informed the Company that its end customer was insolvent and would not be able to pay the contract manufacturer for goods they purchased from the Company. The contract manufacturer had taken delivery of the product from the Company during the Company's third and fourth quarters of fiscal 2000 and had paid the Company in full for those shipments. The contract manufacturer asked if the Company would be willing to take the product back. The product had been shipped to the contract manufacturer at a discounted price and the Company decided to take the product back in order to preserve the integrity of its future revenue stream. The Company negotiated a restocking charge and issued a return material authorization (RMA) number in January 2001. Sales for the quarter ended September 30, 2000 were reduced by $297,034 to record the return net of the restocking charge.

         Sales reported during the quarterly periods of the fiscal year ended September 30, 2000 were impacted by the Company's decision, effective commencing in the third quarter of fiscal 2000, to cease recognizing revenue, net of anticipated returns, at the time of product shipment to the distributor and to commencing recognizing revenue at the time product is shipped by the distributors to end customers. In November 1999 Future Electronics, one of the Company's distributors, returned product valued at $265,080 under the October 1999 stock rotation. Product valued at $216,024 of the same kind, quality and price as returned in November was re-purchased by Future Electronics prior to the end of December 1999. The sales for the quarter ended December 31, 1999 were reported net of the November returns and December re-purchases. On February 15, 2000 the Company issued a return material authorization (RMA) to one of its distributors for the return of product valued at $68,000 that was no longer required as a result of a customer push out and for product valued at $15,000 that the distributor had purchased in anticipation of new orders. The sales for the quarter ended March 31, 2000 was reported net of the $83,000 returns and a provision of $55,000 for distributor stock rotation. On May 24, 2000 the Company Future Electronics returned product valued at $330,000 as a result of a customer push out ($306,000) and stock rotation ($24,000). Product valued at $196,776 of the same kind, quality and price, as returned in May was re-purchased by Future Electronics prior to the end of June 2000. The Company changed the way revenue was recognized effective April 1, 2000 and as a result the May returns and subsequent re-purchases had no impact of the sales reported for the quarter ended June 30, 2000.


Gross Profit

         Gross profit was $5,357,242 in 2000, a $584,603 or 12.2% increase over gross profit of $4,772,639 in 1999. The increase was predominantly due to increased shipment of products to customers. In 2000, gross profit margin, as a percentage of sales, was 69.5%, compared to 70.3% in 1999. The slight decrease in gross margin is a reflection of increased volumes at lower margins with new customers in the internet application markets. As these volume transactions increase, the gross margin is expected to decline slightly.


Other Income

         Included in other income are royalty income and interest income totaling $216,150 in 2000, a decrease of $1,901 or 0.9% compared to $218,051 in 1999.

         In 2000, royalty income decreased by $28,858 or 50.8% to $27,996 compared to $56,854 in 1999. This decrease was a direct result of reduction in royalty payments from National Semiconductor Corporation ("NSC"). In 2000, interest income increased by $26,957 or 16.7% to $188,154 compared to $161,197, in 1999. In 2000, the main source of interest income was generated from investing the funds raised from the private placement completed in 1998 in short-term interest bearing notes.


Research & Development ("R&D") Expenditures

         R&D expenditures increased by 17.3% to $2,223,985 in 2000, from $1,895,861 in 1999, before applying R&D tax credit and other government funding of $330,162 in fiscal 2000 and $206,440 in fiscal 1999. The increase in R&D expenditures was due to designing and developing new products and technologies targeted for the networked communications markets including increased labor-related expenses along with increased costs associated with verification, validation and development tools used in the Company's research and development lab. No government funding was received in 2000, compared to government funding of $16,615 in 1999. The Company remains committed to a significant level of research and development effort in order to address emerging trends in technology as well as expedite the release of new products to market.


Net Income (Loss) for the year

         Net loss for 2000 was $1,621,755, compared to net income of $230,480 in 1999. In 2000, selling, general and administrative expense increased by 72.0% or $1,745,373 to $4,167,896 as compared to $2,422,523 in 1999 as a result of substantial increases in non-R&D wages, selling commissions paid to manufacturers sales representatives, promotions and advertising expenses, professional and consulting fees.


Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30,
 1998.


Sales

         Sales for 1999 increased $2,968,632 to $6,790,144, a 77.7% increase over sales of $3,821,512 in 1998. The dramatic sales increase was attributable to an increase in the number of design wins that are now shipping in production volumes, the introduction of the USC device and various evaluation boards, and the increase in the number of manufacturers sales representatives promoting the Company's products. Increase in the number of production design wins resulted in an increase of 87.1%, 57.4%, 84.4% and 57.4% in sales of the BMC, PBC, EPC and SSC respectively. The newly released USC family accounted for 3% of product sales in 1999 and that percentage is expected to increase dramatically over the next two years. The introduction of various evaluation boards boosted sales for that product family by 361.3%.

         The Company modified its accounting method in the third quarter of 2000 for recognizing sales on all shipments to distributors. Previously, the Company recognized sales upon shipment to distributors, net of estimated reserves for returns. Following the accounting change, sales recognition on shipments to distributors is deferred until the products are sold to the end customer. The Company's fiscal 2000 sales include sales for the first half of the year under the old policy and for the second half of the year under the new policy. The sales reported for fiscal 2000 are not comparable to sales reported in fiscal 1999. Fiscal 2001 will be the first reported year that will reflect a full twelve months of revenue under this modified method of sales recognition for shipments to distributors.

Gross Profit

         Gross profit was $4,772,639 in 1999, a $2,141,650 or 81.4% increase over gross profit of $2,630,989 in 1998. The increase was predominantly due to increased sales and reduced product costs. In 1999, gross profit margin, as a percentage of sales, was 70.3%, compared to 68.8% in 1998. The increase in gross margin is a reflection of the reduced product costs negotiated with the manufacturing subcontractors. As the number of volume transaction increase, the gross margin is expected to decline slightly.


Other Income

         Included in other income are royalty income, consulting fees and interest income totaling $218,051 in 1999, an increase of $17,402 or 8.7% compared to $200,649 in 1998.

         In 1999, royalty income decreased by $34,282 or 37.6% to $56,854 compared to $91,136 in 1998. This decrease was a direct result of reduction in royalty payments from National Semiconductor Corporation ("NSC"). In 1999 the Company received $nil in consulting fees for work performed on the behalf of non-related companies. In 1998 the Company received $36,122 in consulting fees for work performed on the behalf of non-related companies. In 1999 interest income increased by $87,806 or 119.6% to $161,197 compared to $73,391, in 1998.
In 1999 the main source of interest income was generated from investing the funds raised from the private placement in short-term interest bearing notes.


Research & Development ("R&D") Expenditures

         R&D expenditures increased by 133.0% to $1,895,861 in 1999, from $813,713 in 1998, before applying R&D tax credits and other government funding of $206,440 in fiscal 1999 and $463,958 in fiscal 1998. The increase in R&D expenditures was due to an increase in R&D personnel. The number of employees involved in R&D increased by 63.16% in 1999 compared to 1998 and resulted in an increase of 105% in R&D wages in 1999 compared to 1998. Government funding of $16,615 was received in 1999, compared to government funding of $157,958 in 1998. The Company will continue to increase the number of R&D personnel to enable it to address emerging trends in technology as well as expedite the release of new products to market.


Net Income (Loss) for the year

         Net income for 1999 was $230,480, compared to $167,193 in 1998. This was the result of a 77.7% increase in sales from 1998 to 1999, as well as the 1.5% increase in gross margin during the same time period. In 1999, selling, general and administrative expense increased by 35.4% or $632,879 to $2,422,523, as compared to $1,789,644 in 1998, as a result of substantial increases in non-R&D wages, selling commissions paid to manufacturers sales representatives, promotion and advertising expenses.


Liquidity and Capital Resources

         In 2000, the Company generated a negative cashflow from operating activities of $326,207. The principal use of cash was from an increase in accounts receivable and inventories. Accounts receivable increased due to an increase in the Company's overall volume of business as well as the timing of billing major customers. Inventories increased in order to ensure the Company has adequate supplies on hand to meet customer requests. The principal source of cash was from accounts payable and deferred sales to distributors. Accounts payable increased due to an overall increase in the volume of business. Deferred sales to distributors increased due to the change in the way the Company recognizes revenue. Cash used in investing activities was $1,459,348 as a result of the purchase of major computer equipment and software for research and development. Financing activities provided net cashflow in the amount of $1,081,289. This amount is represented from proceeds in the exercising of stock options by the optionee. Net cash outflow after all activities was $767,266.

         In 1999, the Company generated a negative cash flow from operating activities of $392,181. The principal source of cash was from net income of $230,480 and a year-over-year reduction in inventories of $114,617. Net income increased principally because of increases in sales and gross profit. Inventories decreased as the Company outsourced its logistic functions to a third party experts for most of our product lines. The principal use of cash was for an increase in accounts receivable and prepaid expenses of $693,336 and $124,214 respectively. Both accounts receivable and prepaid expense increased as result in the increase in the volume of business. Cash used by investing activities was $572,342 as a result of the purchase of major computer equipment and software for research and development. Financing activities provided net cash flow in the amount of $619,519. This amount is represented from the proceeds in the exercising of stock options by the optionee. Net cash outflow after all activities was $345,004.

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


Foreign Exchange

         All sales are received in US dollars and all goods purchased for resale are purchased in US dollars. Although the Company is a US company, expenses incurred by V3 Semiconductor Corp, a wholly owed subsidiary of the Company located in Toronto, Canada, are incurred in Canadian dollars. Operational expense incurred by V3 Semiconductor Corp. accounted for 91% of the Company's total operational expenses in 2000. Upward variations in the value of the Canadian dollar, as compared to the value of the US dollar, could adversely affect the Company's results.


Investigation of Significant Distributor

         Future Electronics, one of the Company's significant distributors, has advised the Company that the U.S. Federal Bureau of Investigation has commenced an investigation relating to certain industry practices known as "ship from stock and debit." Ship from stock and debit is a practice where distributors purchase parts from suppliers at inflated prices and subsequently receive credits or rebates when a sale is made to a customer at a price that is below the list price for such parts.

         Future Electronics has advised the Company that it does not believe that it has committed any wrongdoing and that such investigation will not effect business transactions with the Company. While the Company does not presently believe that the F.B.I.'s investigation of Future Electronics will materially affect the Company's business, there can be no assurance of the outcome of the investigation or its effect on the Company. In the event Future Electronics significantly curtails its business with the Company, the Company's business could be materially adversely affected.

New accounting standards not yet adopted

         FAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires derivative instruments to be recognized in the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized in earnings in the period of change, unless they are designated as hedging instruments. FAS 133 is required to be adopted on October 1, 2000.

         The adoption of this new accounting standard did not materially affect the Company's historical results of operations or shareholders' equity.

         The Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. Management believes that its revenue recognition policy is consistent with the guidance of SAB 101.

         In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN 44 clarifies the following: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.



ITEM 7.       FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 13, 2001, KPMG LLP, the Canadian member firm of KPMG International ("KPMG") notified the Company of its resignation as auditors and independent accountants for the Company.

         KPMG did not render an audit opinion with respect to the fiscal year ended September 30, 2000. The audit report of KPMG for the fiscal year ended September 30, 1999 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         KPMG's resignation was not requested by the Company or the Company's Board of Directors or Audit Committee.

         As set forth in paragraph (A) below, since October 1, 1998, there have been two disagreements between the Company's management and KPMG with respect to accounting for revenue recognition and returns in fiscal year 2000. Solursh Feldman & Partners, LLP , the Company's new independent auditors, concur with KPMG's conclusion with respect to the subject matter of the disagreement described in paragraphs (A)(1) and (A)(2) below. Accordingly, the Company has accepted those conclusions.

         As set forth in paragraph (B) below, KPMG also advised the Company's Audit Committee of certain other matters in written correspondence to the Audit Committee dated February 13, 2001.

             (A) The two disagreements are as follows:

                 (1) On October 26, 2000, KPMG advised the Company's Audit Committee in a meeting of the Audit Committee that there was a disagreement with the Company's former Chief Financial Officer with respect to the Company's accounting for revenue recognition. In the third quarter of fiscal year 2000, the Company prospectively began recognizing revenue upon shipment of its product by the distributors to the end customer (referred to herein as the "sell-through" basis for recognizing revenues). Previously, the Company had recognized revenue upon shipment of its product to distributors (referred to herein as the "sell-in" basis for recognizing revenues). On October 24, 2000, the former Chief Financial Officer of the Company informed KPMG that he believed that this change represented a change in accounting principle which should have been applied retroactively to prior financial statements; KPMG's position was that this change was required to be applied prospectively to future financial statements. The Company's management and Audit Committee discussed the subject matter of this disagreement in a meeting of the Audit Committee with KPMG on October 26, 2000. In that meeting, the Audit Committee reaffirmed its position to accept KPMG's conclusion that the sell through method should be applied prospectively. As noted in paragraph (B)(2) below, on February 13, 2001 KPMG advised the Audit Committee that KPMG had advised the Company's management in early February 2001 that as a result of information that had come to their attention, the Company should not have been recognizing revenue with respect to sales to the Company's principal distributor on the sell-in basis in the first and second quarters of fiscal year 2000 and that, as a result, the financial statements for the first, second and third quarters of fiscal year 2000 should be restated. Solursh Feldman & Partners, LLP, the Company's new independent auditors concur with KPMG's conclusion that the first, second and third quarters of fiscal year 2000 should be restated. Accordingly, the Company accepts that conclusion and intends to restate all four quarters of year 2000. Although the Company anticipates that this restatement will result in changes to the Company's quarterly results, the Company anticipates no material changes to its annual financial results. The following chart outlines the anticipated changes to these quarterly financial results:

                              V3 Semiconductor Inc.
                       Consolidated Statements of Earnings
                          Year Ended September 30, 2000
                             (As Previously Stated)

                                              Quarter         Quarter        Quarter          Quarter             Year
                                               Ended           Ended          Ended            Ended              Ended
                                              Dec 31         March 31        June 30           Sep 30           September
                                               1999            2000            2000             2000              2000
                                          ---------------- -------------- --------------- -----------------   --------------

Sales                                           2,007,434      2,317,915       1,347,467         2,034,950        7,707,766
Cost of goods sold                                526,935        674,310         405,428           743,851        2,350,524
                                          ---------------- -------------- --------------- -----------------   --------------
                                                1,480,499      1,643,605         942,039         1,291,099        5,357,242
                                          ---------------- -------------- --------------- -----------------   --------------
Other income                                       49,011         51,460          64,662            51,017          216,150
                                          ---------------- -------------- --------------- -----------------   --------------
Expenses
  Selling, general and admin.                     661,383        883,470       1,192,736         1,430,307        4,167,896
  Research and development                        375,959        330,971         723,423           463,470        1,893,823
  Depreciation and amortization                    85,273         91,946         199,298            59,842          436,359
  Rent and utilities                               35,852         36,465          43,021            34,184          149,522
  Bank charges and interest                           335            394             859               634            2,222
                                          ---------------- -------------- --------------- -----------------   --------------
                                                1,158,802      1,343,246       2,159,337         1,988,437        6,649,822
                                          ---------------- -------------- --------------- -----------------   --------------

Income (loss) before taxes                        370,708        351,819      (1,152,636)         (646,321)      (1,076,430)
Income taxes                                      204,209        197,093         (94,008)          238,031          545,325
                                          ---------------- -------------- --------------- -----------------   --------------
                                                  166,499        154,726      (1,058,628)         (884,352)      (1,621,755)
                                          ================ ============== =============== =================   ==============


                              V3 Semiconductor Inc.
                       Consolidated Statements of Earnings
                          Year Ended September 30, 2000
                             (Proposed Restatement)

                                           Quarter           Quarter        Quarter         Quarter             Year
                                            Ended             Ended          Ended           Ended              Ended
                                            Dec 31          March 31        June 30          Sep 30           September
                                             1999             2000           2000             2000              2000
                                        ---------------  ------------------------------ -----------------   --------------

Sales                                          779,495         1,922,669     2,650,257         2,355,345        7,707,766
Cost of goods sold                             212,760           503,585       785,666           848,513        2,350,524
                                          ---------------- -------------- --------------- -----------------   --------------
                                               566,735         1,419,084     1,864,591         1,506,832        5,357,242
                                          ---------------- -------------- --------------- -----------------   --------------
Other income                                    49,011            51,460        64,662            51,017          216,150
                                          ---------------- -------------- --------------- -----------------   --------------
Expenses
  Selling, general and admin.                  661,383           883,470     1,192,736         1,430,307        4,167,896
  Research and development                     552,970           488,438       423,535           428,880        1,893,823
  Depreciation and amortization                 89,353            97,890       193,822            55,294          436,359
  Rent and utilities                            35,852            36,465        43,021            34,184          149,522
  Bank charges and interest                        335               394           859               634            2,222
                                          ---------------- -------------- --------------- -----------------   --------------
                                             1,339,893         1,506,657     1,853,973         1,949,299        6,649,822
                                          ---------------- -------------- --------------- -----------------   --------------

Income (loss) before taxes                    (724,147)          (36,113)        75,280         (391,450)      (1,076,430)
Income taxes                                                                    242,384          302,941          545,325
                                          ---------------- -------------- --------------- -----------------   --------------
                                              (724,147)          (36,113)      (167,104)        (694,391)      (1,621,755)
                                          ================ ============== =============== =================   ==============

                (2)  The  Company's  management  and  KPMG  disagreed
with respect to the proper accounting treatment for certain returns that occurred after October 31, 2000. The Company's management believed that these returns should have been recorded in the first quarter of fiscal year 2001 under U.S. generally accepted accounting principles; KPMG's position was that the returns should have been recorded in the fiscal year ending September 30, 2000. The Company had issued a press release dated October 31, 2000 announcing its
preliminary  financial  results  for   the  fourth   quarter   and
for the fiscal year ended September 30, 2000. The preliminary financial results for fiscal year 2000 had not included these returns. Following discussions between members of the Company's Audit Committee, the Company's management and KPMG, this disagreement was resolved by the Company's agreement to accept KPMG's conclusion with respect to these returns. In a press release dated January 23, 2001, the Company announced that it expected revenue for fiscal year 2000 to be at least $578,000 lower than the previously released preliminary results and that it expected its net loss for fiscal year 2000 to be at least $338,000 higher than the previously released preliminary results. Approximately $482,000 of the decrease in revenues and $243,000 of the decrease in net earnings was attributable to these returns.

        (B) Concurrently with its resignation, KPMG advised the Company's Audit Committee in writing on February 13, 2001 of the following matters:

                (1) KPMG's conclusion that it was no longer able to rely on management's representations. Specifically, KPMG identified the following information: (A) the Company's failure to advise KPMG of the existence of a gross margin guarantee given to the Company's principal distributor several years ago; (B) the Company's failure to advise
KPMG of the existence of a December 10, 1999 invoice from a distributor for competitive pricing margin adjustments during KPMG's review of the fiscal year 2000 first quarter interim financial information; (C) the failure of the Company's former Chief Financial Officer to disclose to KPMG on a timely basis information about arrangements to accept the product returns described in paragraph (A)(2) above subsequent to September 30, 2000, which, in KPMG's view, materially affected the fiscal year 2000 financial statements; (D) the Company's failure to inform KPMG about a memorandum containing certain recommendations that was presented by the former Chief Financial Officer to the Audit Committee on or about July 24, 2000; and (E) the Company's failure to inform KPMG of what in KPMG's view were substantial uncertainties concerning the continued employment of the Company's former Chief Executive Officer. The Company's former Chief Executive Officer resigned as an officer, director and employee of the Company on February 15, 2001.

                (2) KPMG's conclusion that the Company's previously  released
financial  statements  for  the  first,   second and third quarters of fiscal
year 2000 would need to be restated. Information had come to KPMG's attention that led KPMG to conclude that the Company could not make reasonable estimates in its fiscal year 2000 financial statements of the financial effects of its price protection arrangements with a principal distributor and, accordingly, should not have been recognizing revenue on the sell-in basis with respect to sales to this distributor in its financial statements for the first and second quarters of fiscal year 2000. KPMG advised the Company that its conclusion was based on the existence of the above-referenced gross margin guarantee for this distributor and the above-referenced December 10, 1999 invoice from this distributor for competitive pricing margin adjustments which was inappropriately recorded as a reduction of revenue in the second quarter of fiscal 2000.

                (3) KPMG's position that other information, if further investigated, may materially impact the fairness and reliability of the Company's annual consolidated financial statements for the year ended September 30, 1999 and KPMG's audit report thereon. Specifically, KPMG advised the
Company's   Audit  Committee   on  February  13,   2001  that   an
allegation had been made that one or more officers of the Company had asked an employee of a principal distributor to prepare a letter dated March 7, 2000 to the Company estimating the magnitude of a scheduled future stock rotation to be $55,000. The amount of the actual stock rotation was later determined to be approximately $330,000. In KPMG's view, if this allegation proves to be true, it would raise questions with respect to transactions between the Company and this distributor generally. The Company's management believes the $55,000 estimate was reasonable when made and that it is not uncommon in the industry to obtain confirmations of stock rotation estimates from distributors.

                        (4) KPMG's position that information has come to
their attention that, in their view, demonstrates the ability of the Company's management to override the internal controls necessary for the development
of  reliable   financial  statements.   Specifically,  KPMG   cited
inadequate documentation and approval of the above-referenced gross margin guarantee; the recording on January 1, 2000 of the above-referenced December 10, 1999 invoice which related to pricing adjustments of sales recorded by the Company in fiscal year 1999; and a direction made by the former Chief Executive Officer on December 27, 2000 which, in KPMG's view, was intended to preclude the former Chief Financial Officer from having direct contact with KPMG.

                   (C) The Company has authorized KPMG to respond fully to the inquiries of Solursh Feldman & Partners, LLP with respect to the subject matter described above.

     KPMG has furnished to the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with, except with respect to certain sections which KPMG has stated that it is not in a position to agree or disagree with the information contained in the Report on Form 8-K, filed with the Securities and Exchange Commision on February 22, 2001, which originally disclosed these disagreements.

     On February 20, 2001, the Company retained Solursh Feldman & Partners, LLP as its independent accountants. The Company has consulted with its new independent accountants regarding these matters.

     In light of the continued validity of KPMG's audit opinion regarding financial statements prepared by the Company fiscal year 1999, and upon further review and concurrence by Solursh Feldman & Partners, LLP, the Company will not restate its financial statements for the fiscal year 1999.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Directors and Executive Officers

     In May 2000, Mr. Tim Smart was appointed Chief Financial Officer of the Company. He was terminated on January 4, 2001. Mr. Carl Mitchell has assumed the role of Chief Financial Officer until a suitable replacement can be found.

     In February 2001, Carl Mitchell, then Chief Operating Officer and a founder of the Company, was appointed as President and Co-Chief Executive Officer of the Company. Also, Mr. Thomas Gurnee was appointed as Co-Chief Executive Officer and Chairman of the Company at that time. Simultaneously with these appointments, Mr. John Zambakkides resigned his positions as President, Chief Executive Officer, and member of the Board of Directors of the Company.

     The directors and executive officers of the Company as at April 25, 2001 are as follows:

Name                                        Age       Position

Carl Mitchell                               40        President, Co-Chief Executive Officer, Chief Financial
                                                      Officer, Secretary and Treasurer

Thomas H.R. Gurnee                          49        Co-Chief Executive Officer, Chairman

Michael Alford                              40        Chief Technical Officer

Bernard N. Slade                            76        Director

Ilbok Lee                                   55        Director

Robert Skinner                              50        Director


     Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.


     Carl Mitchell. Mr. Mitchell was appointed to the positions of President and Co-Chief Executive Officer, effective February 2001. Prior to that, Mr. Mitchell served as the Company's Chief Operating Officer since December 1999. In January 2001, Mr. Mitchell was re-appointed as Chief Financial Officer of the Company, having served in that role from 1994 through April 2000. Prior to 1994, Mr. Mitchell served as General Manager and was responsible for administration and operations. Mr. Mitchell joined V3 Semiconductor Corp. in 1987 and was responsible for writing and documenting the user interface for the Pc/La Personal Logic Analyzer, as well as setting up and managing the sales and distribution channels. In 1989 Mr. Mitchell was appointed Company Controller and was responsible for the accounting functions as well as the preparation of the financial statements. Mr. Mitchell is currently responsible for the operations, sales, engineering, administration and financial & corporate reporting of the V3 group of companies. Mr. Mitchell graduated from the University of Toronto in 1984 with a Specialist Degree in Computer Science. Prior to joining the Company, Mr. Mitchell was Software Group Manager at Syntronics Inc.

     Thomas H.R. Gurnee. Mr. Gurnee was appointed as Co-Chief Executive Officer and Chairman of the Company, effective February 2001. Mr. Gurnee was elected to the board of directors in March 2000. Mr. Gurnee is presently the Chief Financial Officer at Sohu.com, a leading internet portal in China based in Beijing. Mr. Gurnee began his career in 1974 in semiconductors with Varian Associates in various financial positions. He later moved to Fairchild Semiconductor where he worked in several division controller positions until he was promoted to Regional Director of Finance based in Singapore. From 1988 to 1995 he held the position of Director of Finance with numerous companies. For the next four years Mr. Gurnee held senior positions in the financial area of companies such as Chartered Semiconductor in Milpitas, California. In 1974, Mr. Gurnee obtained his Bachelor's degree from Stanford University majoring in economics, minoring in math and physics. Mr. Gurnee also received his MBA - Finance degree in 1976 from the University of Santa Clara.

     Michael Alford. Mr. Alford was promoted to the position of Chief Technical Officer effective December 1999. Mr. Alford, B.E.Sc. (Electrical) graduated from the University of Western Ontario in 1983 with a degree in Electrical Engineering. Since that time Mr. Alford has developed a wide range of experience in all phases of electronic design, with a particular emphasis on the design of semiconductors. Mr. Alford was one of the first design engineers employed by V3 and has recently returned as hardware design manager. Prior to his return, he was the design group leader for multi-media products at ATI. While at ATI Technologies, he led a team that designed part of an Intel i750 derivative for acceleration of digital video. He was also a project manager for ATI's first video re-sizing and reformatting chip. He has experience in ASIC and custom VLSI chip designs (CMOS technology), and he holds several patents in the area of multi-media architectures. Mr. Alford graduated from the University of Western Ontario in 1983 with a degree in Electrical Engineering.

     Bernard N. Slade. Mr. Slade was elected to the Company's board of directors in April, 1996. Mr. Slade also serves on the board of directors of Anon, Inc. from 1993 until 1997 he was a Vice-President and co-founder of YieldUp International. From 1984 - 1993, Mr. Slade served as a management consultant for Arthur D. Little, Inc., McKinsey and Company and Gemini Consulting. He spent 28 years with IBM, from 1956 to 1984 where he held a number of senior management positions including Technical Program Manager for semiconductor development, manager of product development and manufacturing for the component manufacturing for IBM World Trade Corp., and Corporate Director of Manufacturing Technology. From 1948 - 1956 Mr. Slade was employed by RCA in research and development where he pioneered in the early development of the transistor. Mr. Slade is author of "Compressing the Product Development Cycle" and co-author of "Winning the Productivity Race". He holds a B.S. degree in Electrical Engineering from the University of Wisconsin and a M.S. degree from Stevens Institute of Technology

     Ilbok Lee. Mr. Lee was elected to the board of directors in March 2000. Mr. Lee began his career in semiconductors as a Design Engineer for Intel Corp., and subsequently as Senior Engineering Manager with National Semiconductor Corp. Today, he is Vice President and General Manager of Cypress Semiconductor's Timing Technology Division. From 1983 to 1994, he was also the President of Samsung Semiconductor, Inc. (USA) which he co-founded in 1983. As a co-founder of Samsung Semiconductor, Inc., he played a key role in establishing the company's first VLSI business. Samsung utilized this technology to become one of the largest DRAM suppliers in the world. He served as the President and Chief Executive Officer of IC WORKS, which he founded in 1992. Mr. Lee is a native of South Korea and a graduate of Seoul National University. He later went on to receive his M.S. and Ph.D. degrees in electrical engineering in the USA from the University of Minnesota.

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


     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses and, during fiscal 2000, each of Mssrs. Slade, Lee, Skinner and Gurnee were granted options to purchase 10,000 shares of Common Stock as compensation for their services as directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2000, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2000, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to certain Officers for services rendered in all capacities to the Company for the fiscal period ended September 30, 2000. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                                                                                          Long Term
                                                                                                        Compensation
                                                                                                   Awards/Securities
Name and                                                               Annual         All Other           Underlying
Principal Position                       Year       Salary ($)          Bonus      Compensation           Options(#)
------------------                       ----       ----------          -----      ------------           ----------

John Zambakkides                         2000        $173,774          $69,929      $15,221 (1)               50,000
Former President & Chief Executive       1999        $134,008          $41,223      $11,473 (2)              400,000
Officer                                  1998         $97,743          $55,200      $13,117 (3)                  ---

Carl Mitchell                            2000         $98,339          $20,246       $4,859 (4)               35,000
Co-Chief Executive Officer,              1999         $83,639          $13,310              ---               30,000
Chief Financial Officer,                 1998         $66,875          $19,838              ---                  ---
Former Chief Operating Officer

Michael Alford                           2000         $82,534          $20,246       $4,049 (5)               35,000
Chief Technical Officer                  1999         $81,276          $13,310       $3,993 (5)               24,000
                                         1998         $64,860          $19,838       $1,208 (5)                  ---

----------------

     (1) Represents $8,098 in car allowance and $7,123 in insurance benefits paid to Mr. Zambakkides pursuant to his employment agreement with the Company.

     (2) Represents $7,986 in car allowance and $3,487 in insurance benefits paid to Mr. Zambakkides pursuant to his employment agreement with the Company.

     (3) Represents car allowance paid to Mr. Zambakkides pursuant to his employment agreement with the Company.

     (4) Represents car allowance paid to Mr. Mitchell.

     (5) Represents car allowance paid to Mr. Alford.


         The following table shows the option grants to the named Executive Officers during fiscal year ended September 30, 2000:

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

                                                              Percent of Total
                                        Number of Common     Options Granted to
                                        Stock Underlying         Employees in       Exercise Price
Name                                     Options Granted         Fiscal Year           ($/Share)       Expiration Date

John Zambakkides
Former President & Chief Executive
Officer                                      50,000                 10.0%                $9.47           Nov 30, 2009

Carl Mitchell
Co-Chief Executive Officer,
Chief Financial Officer,
Former Chief Operating Officer               35,000                 7.0%                 $9.47           Nov 30, 2009

Mike Alford
Chief Technical Officer                      35,000                 7.0%                 $9.47           Nov 30, 2009

         The following table shows the value at September 30, 2000 of unexercised options held by the named executive officers:

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values

                                                                       Number of Securities
                                         Shares                       Underlying Unexercised       Value of Unexercised
                                        Acquired         Value              Options at            In-the-Money Options at
                                           On          Realized          Fiscal Year-end            Fiscal Year-end ($)
Name                                  Exercise (#)        ($)       Exercisable/Unexercisable    Exercisable/Unexercisable
----                                  ------------    ---------     -------------------------    -------------------------
John Zambakkides
Former President & Chief Executive                                                                     $4,291,368 /
Officer                                  58,000       854,794 (1)     327,300 / 170,000 (2)          $1,934,040 (2)(5)

Carl Mitchell
Co-Chief Executive Officer,
Chief Financial Officer,
Former Chief Operating Officer           10,000        $249,919          Nil / 55,000 (3)          Nil / $499,460 (3)(5)

Mike Alford                                                                                             $681,426 /
Chief Technical Officer                    ---            ---           48,000 / 51,000(4)            $449,212 (4)(5)

----------------

(1)  8,000 options were exercised and held by Mr. Zambakkides.

(2) Represents presently exercisable options to purchase 47,300 shares of common stock at $3.75 per share and 280,000 shares of common stock at $3.40, and unexercisable options to purchase 50,000 shares of common stock at $9.47 per share and 120,000 shares of common stock at $3.40 per share.

(3) Represents unexercisable options to purchase 35,000 shares of Common Stock at $9.47 per share and 20,000 shares of Common Stock at $4.00 per share.

(4) Represents presently exercisable options to purchase 25,000 shares of Common Stock at $1.93 per share, 15,000 shares of Common Stock at $2.22 per share and 8,000 shares of Common Stock at $4.00 per share and unexercisable options to purchase 16,000 shares of Common Stock at $4.00 per share and 35,000 shares of Common Stock at $9.47 per share.

(5) Assumes a fair market value of $16.562 per share of common stock which is the closing price for the Company's common stock on September 30, 2000.


Employment Arrangements

         The Company has not entered into any material employment agreements with its executive management employees.


Employee Stock Option Plan

         The Company has adopted three stock option plans, the 1996 Employee Stock Option Plan, the 1999 Employee Stock Option Plan and the 2000 Employee Stock Option Plan. The plans were adopted by the Company for the purpose of attracting and retaining the best available personnel for positions with the Company, and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The Company believes that these aims will be effectuated through the granting of certain stock options.

         1996 Employee Stock Option Plan

         In February 1996, the Company adopted, by action of the board of directors and stockholders, the 1996 Employee Stock Option Plan (the "1996 Plan"). The 1996 Plan which was amended in February 1997, provides for the issuance of incentive stock options to qualified employees. The 1996 Plan does not have an expiration date. Set forth below is a summary of the 1996 Plan, but this summary is qualified in its entirety by reference to the full text of the 1996 Plan, a copy of which is filed as an exhibit to the Company's Registration Statement.

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

         Awards under the 1996 Plan may be made to key employees, including officers of and consultants to the Company, its subsidiaries and affiliates, including any director. The 1996 Plan imposes no limit on the number of officers and other key employees to whom awards may be made; however, no person shall be entitled to receive awards which would entitle such person to acquire more than 10% of the number of shares of Common Stock available under the 1996 Plan. Options granted under the plan vest over three years commencing on the grant date.

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


         1999 Employee Stock Option Plan

         In March 1999, the Company adopted, by action of the board of directors and stockholders, the 1999 Employee Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive stock options ("ISOs") to qualified employees and options which are not intended to qualify as incentive stock options ("Non-ISOs"). The 1999 Plan expires 10 years from the date of adoption. Set forth below is a summary of the 1999 Plan, but this summary is qualified in its entirety by reference to the full text of the 1999 Plan.

         The 1999 Plan is authorized to grant options or other equity-based incentives for 700,000 shares of the Common Stock. If shares subject to an option under the 1999 Plan cease to be subject to such option, or if shares awarded under the 1999 Plan are forfeited, or otherwise terminated without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the 1999 Plan. Options granted under the plan vest over three years commencing on the first anniversary of the grant date.

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

         The 1999 Plan is to be administered by a committee of no less than two disinterested directors to be appointed by the board (the "Committee"). No member or alternate member of the Committee shall be eligible to receive options or stock under the 1999 Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. If no Committee is appointed, the board of directors shall perform the functions of the Committee.


         2000 Employee Stock Option Plan

         In March 2000, the Company adopted, by action of the board of directors and stockholders, the 2000 Employee Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the issuance of incentive stock options ("ISOs") to qualified employees and options which are not intended to qualify as incentive stock options ("Non-ISOs"). The 2000 Plan expires 10 years from the date of adoption. Set forth below is a summary of the 2000 Plan, but this summary is qualified in its entirety by reference to the full text of the 2000 Plan.

         The 2000 Plan is authorized to grant options or other equity-based incentives for 750,000 shares of the Common Stock. If shares subject to an option under the 2000 Plan cease to be subject to such option, or if shares awarded under the 2000 Plan are forfeited, or otherwise terminated without a payment being made to the participant in the form of stock, such shares will again be available for future distribution under the 2000 Plan. Options granted under the plan vest over three years commencing on the first anniversary date of the grant date.

         Awards under the 2000 Plan may be made to key employees, including officers of and consultants to the Company, its subsidiaries and affiliates, including any director, provided, however, that the issuance of options under the 2000 plan is subject to certain restrictions which include:

o An ISO may be granted to an individual who owns more that ten (10%) percent of the total combined voting power or value of all classes of stock of the Company or a subsidiary corporation only if, at the time such ISO is granted, the purchase price of the Common Stock subject to the ISO is an amount which equals or exceeds one hundred ten percent (110%) of the fair market value of such Common Stock, and such ISO by its terms is not exercisable more than five (5) years after it is granted

o A director or an officer of the Company who is not also an employee of the Company and consultants to the Company shall be eligible to receive Non-ISOs but shall not be eligible to receive ISOs

o To the extent that the grant of an option results in the aggregate fair market value (determined at the time of grant) of the Common Shares (or other capital stock of the Company or any subsidiary) with respect to which ISOs are exercisable for the first time by an optionee during any calendar year (under all plans of the Company and subsidiary corporation) to exceed $100,000, such options shall be treated as a Non-ISOs

o The purchase price of the Common Shares subject to each Non-ISO shall not be less than 85% of the fair market value of such Common Shares at the time such Option is granted

         The 2000 Plan imposes no limit on the number of officers and other key employees to whom awards may be made.

         The 2000 Plan is to be administered by a committee of no less than two disinterested directors to be appointed by the board (the "Committee"). No member or alternate member of the Committee shall be eligible to receive options or stock under the 2000 Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term and the restrictions and forfeiture conditions. If no Committee is appointed, the board of directors shall perform the functions of the Committee.

         As of September 30, 2000, the Board granted stock options to purchase an aggregate of 1,693,583 shares of Common Stock at exercise prices between $1.75 and $31.47. Of such options, 431,472 were exercised, 70,800 were cancelled and 1,191,311 remain outstanding. The option exercise prices were determined by the Board to be the fair market value per share on the date of grant. The options which have been granted and remain outstanding expire between May 2, 2001 and August 31,2010.


Employee Stock Purchase Plan

         On February 12, 1996, the Board of Directors approved an employee stock purchase plan. The plan reserves 20,000 shares of Common Stock for eligible employees and permits employees to purchase Common Stock through payroll deductions at a purchase price of 90% of the fair market value of the Common Stock on the purchase date. As of September 30, 2000 no options were issued or outstanding from his plan.

         In March 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan. The plan reserves 200,000 shares of Common Stock for purchase by eligible employees and permits employees to purchase common shares through payroll deductions at a purchase price of 85% of the fair market value of the common shares on the purchase date. No common shares have been issued under this plan.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 2000, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

                                                            Number of Shares      Approximate
                                                              Beneficially        Percentage of
         Name*                                                   Owned            Common Stock**

         John Zambakkides(1)                                    505,300                7.7%

         Carl Mitchell (2)                                      605,039                9.9%

         Michael Alford (3)                                     472,248                7.3%

         Bernard N. Slade (4)                                    95,900                1.6%

         Ilbok Lee (5)                                           10,000                0.2%

         Robert Skinner (6)                                     230,002                3.7%

         Thomas H.R. Gurnee (7)                                  10,000                0.2%

         Bellingham Industries Inc. (8)                         585,999                9.7%

         All Officers and Directors
               as a Group (7 persons)                         1,928,489               24.3%

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

(1) Includes 497,300 shares of Common Stock issuable upon exercise of the stock options granted John Zambakkides, of which 327,300 are immediately exercisable.

(2) Includes 50,000 shares of Common Stock owned by Mr. Mitchell's wife and 50,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP.

(3) Includes 110,000 shares of Common Stock owned by Mr. Alford's wife and 99,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP. Of such options, 48,000 are immediately exercisable.

(4) Includes 30,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable. Includes 54,500 shares owned by Mr. Slade's wife.

(5) Includes 10,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

(6) Includes 200,002 shares of Common Stock owned by Cedar Capital Limited. Robert Skinner is the sole shareholder of Cedar Capital Limited. Includes 30,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

(7) Includes 10,000 shares of Common Stock issuable upon exercise of stock options granted under the Company's ESOP plan, all of which are immediately exercisable.

(8)  Based upon registered shareholders information only.



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K

         On February 22, 2001, the Company filed a Current Report on Form 8-K regarding a change in the Company's certifying accounting and the potential delisting of its securities.

Exhibits

         The following Exhibits are filed as part of this Report:

       Exhibit
       Number     Description

         3.1      Certificate of Incorporation, as amended to date (1)
         3.2      By-Laws (1)
         4.1      Form of Common Stock Certificate (2)
         4.2      1996 Stock Option Plan (1)
         4.3      1999 Stock Option Plan
         4.4      2000 Stock Option Plan
         4.5      2000 Employee Stock Purchase Plan
         10.1     Lease of premises located at 250 Consumers Road, North York, Ontario, Canada (2)
                  Employment Agreement between the Company and John Zambakkides, executed on February 23, 1996 (3)
         10.2     Lease of additional space at the Company's headquarters located at 250 Consumers Road, North York,
                  Ontario,  Canada,  executed on August 13, 1998 (5)
         10.3     Letter agreement, dated August 19, 1998, between the Company and Commerce Communities renewing the lease on the Company's office space in Santa Clara, California(5)

--------------

     (1) Reference is made to the Company's Form SB-2 Registration Statement (File No. 333-59133), as filed on July 15, 1998, which is hereby incorporated by reference.

     (2) Reference is made to Amendment Number 1 to the Company's Form SB-2 Registration Statement (File No. 333-59133), as filed on September 22, 1998, which is hereby incorporated by reference.

     (3) Reference is made to Amendment Number 2 to the Company's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 8, 1998, which is hereby incorporated by reference.

     (4) Reference is made to Amendment Number 3 to the Company's Form SB-2 Registration Statement (File No. 333-59133), as filed on October 19, 1998, which is hereby incorporated by reference.

     (5) Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, as filed on December 23, 1998, which is hereby incorporated by reference.

     (6) Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, as filed on December 29, 1999, which is hereby incorporated by reference.

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







Chartered Accountants



Toronto, Canada
                                                               November 30, 1999

                             V3 SEMICONDUCTOR, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                             TOGETHER WITH REPORT OF
                              INDEPENDENT AUDITORS

                      (EXPRESSED IN UNITED STATES DOLLARS)







                                    CONTENTS

Report of Independent Auditors                                                                                    1

Consolidated Balance Sheet                                                                                        2

Consolidated Statement of Changes in Stockholders' Equity                                                         3

Consolidated Statement of Earnings                                                                                4

Consolidated Statement of Cash Flows                                                                              5

Notes to Consolidated Financial Statements                                                                   6 - 24


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of V3 Semiconductor, Inc.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of changes in stockholders' equity, earnings and cash flows present fairly, in all material respects, the financial position of V3 Semiconductor, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of V3 Semiconductor, Inc. as of September 30, 1999 and 1998, were audited by other auditors whose report dated November 30, 1999 expressed an unqualified opinion on those statements.

         We conducted our audit of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


                                             /s/ SOLURSH FELDMAN & PARTNERS, LLP
                                            ____________________________________

Toronto, Canada                                         CHARTERED ACCOUNTANTS
April 10, 2001

                             V3 SEMICONDUCTOR, INC.

                           Consolidated Balance Sheet

                      (Expressed in United States Dollars)

                               September 30, 2000


                                                                                         2000                 1999

                                     ASSETS

Current
    Cash and cash equivalents                                                    $      3,735,057  $     4,474,174
    Accounts receivable                                                                 2,120,771        1,447,455
    Inventories (note 2)                                                                  913,761           53,873
    Prepaid expenses                                                                      286,017          163,908
                                                                                ----------------------------------


                                                                                        7,055,606        6,139,410

Capital (note 3)                                                                        2,122,595        1,099,606
                                                                                ----------------------------------


                                                                                 $      9,178,201  $     7,239,016
                                                                                ----------------------------------


                                   LIABILITIES

Current
    Accounts payable and accrued charges                                         $      2,386,932  $       947,217
    Capital taxes payable                                                                  12,520           12,806
    Deferred income on shipments to distributors                                          998,900              -
                                                                                ----------------------------------


                                                                                        3,398,352          960,023
                                                                                ----------------------------------


                              STOCKHOLDERS' EQUITY

Capital Stock (note 5)                                                                  7,775,777        6,681,315

Cumulative Translation Adjustment                                                          13,684          (14,465)

Deficit                                                                                (2,009,612)        (387,857)
                                                                                ----------------------------------


                                                                                        5,779,849        6,278,993
                                                                                ----------------------------------


                                                                                 $      9,178,201  $     7,239,016
                                                                                ----------------------------------

APPROVED ON BEHALF OF THE BOARD




     Director                                                    Director

                             V3 SEMICONDUCTOR, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                          Year Ended September 30, 2000
                      (Expressed in United States Dollars)


                                                                                                      Additional
                                                                                                  Paid-in Capital    Total Share
                                                                                                     on Special      Capital and
                                                                                                      Shares and      Additional
                                                  Special Shares                Common Shares           Common        Paid-in
                                                Shares       Par Value          Shares    Par Value     Shares        Capital

Balance - September 30, 1997 ...........       697,310       $    449      3,437,928    $    3,438  $  1,649,175    $ 1,653,062
Changes during the year
     Conversion of special shares to
      common shares ....................      (650,942)          (325)       650,942           651          (326)          --
    Issuance of common shares ..........          --             --        1,382,758         1,383     4,401,651      4,403,034
    Net earnings .......................          --             --             --            --            --             --
    Translation adjustment .............          --             --             --            --            --             --
    Net earnings and other comprehensive
       earnings ........................          --             --             --            --            --             --
                                              ---------------------------------------------------------------------------------

Balance - September 30, 1998 ...........        46,368            124      5,471,628         5,472     6,050,500      6,056,096
Changes during the year
    Conversion of special shares to
      common shares ....................       (46,368)          (124)        46,368            46            78           --
    Issuance of common shares ..........          --             --          225,668           225       624,994        625,219
    Net earnings .......................          --             --             --            --            --             --
    Translation adjustment .............          --             --             --            --            --             --
    Net earnings and other comprehensive
       earnings ........................          --             --             --            --            --             --
                                              ---------------------------------------------------------------------------------


Balance - September 30, 1999 ...........          --             --        5,743,664         5,743     6,675,572      6,681,315
Changes during the year
    Conversion of special shares to
      common shares ....................          --             --             --            --            --             --
    Issuance of common shares ..........          --             --          282,112           282     1,094,180      1,094,462
    Net loss ...........................          --             --             --            --            --             --
    Translation adjustment .............          --             --             --            --            --             --
    Net earnings and other comprehensive
       earnings ........................          --             --             --            --            --             --
                                              ---------------------------------------------------------------------------------
Balance - September 30, 2000 ...........          --         $   --        6,025,776    $    6,025  $  7,769,752    $ 7,775,777
                                              ---------------------------------------------------------------------------------

                                                      Accumulated
                                                         Other
                                                      Comprehensive                     Total
                                        Accumulated     Earnings     Shareholders'     Earnings
                                         Deficit        (Loss)         Equity           (Loss)


Balance - September 30, 1997 ...........   (785,530)   $     (9,531)    $  858,001           --
Changes during the year
     Conversion of special shares to
      common shares ....................        --             --             --             --
    Issuance of common shares ..........        --             --        4,403,034           --
    Net earnings .......................    167,193            --          167,193           --
    Translation adjustment .............        --           25,259         25,259           --
    Net earnings and other comprehensive
       earnings ........................        --             --             --      $   192,452
                                        ----------------------------------------------------------

Balance - September 30, 1998 ...........   (618,337)         15,728      5,453,487           --
Changes during the year
    Conversion of special shares to
      common shares ....................        --             --             --             --
    Issuance of common shares ..........        --             --          625,219           --
    Net earnings .......................    230,480            --          230,480           --
    Translation adjustment .............        --          (30,193)       (30,193)          --
    Net earnings and other comprehensive
       earnings ........................        --             --             --      $   200,287
                                        ----------------------------------------------------------

Balance - September 30, 1999 ...........   (387,857)        (14,465)     6,278,993           --
Changes during the year
    Conversion of special shares to
      common shares ....................        --             --             --             --
    Issuance of common shares ..........        --             --        1,094,462           --
    Net loss ........................... (1,621,755)           --       (1,621,755)          --
    Translation adjustment .............        --           28,149         28,149           --
    Net earnings and other comprehensive
       earnings ........................        --             --             --      $(1,593,606)
                                        ----------------------------------------------------------

Balance - September 30, 2000 ...........$(2,009,612)   $     13,684    $ 5,779,849           --
                                        ----------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.

                       Consolidated Statement of Earnings

                          Year Ended September 30, 2000

                      (Expressed in United States Dollars)





                                                                        2000              1999              1998

Sales                                                             $   7,707,766     $   6,790,144     $  3,821,512

Cost of Goods Sold                                                    2,350,524         2,017,505        1,190,523
------------------------------------------------------------------------------------------------------------------------------------


Gross Profit                                                          5,357,242         4,772,639        2,630,989

Other Income (note 6)                                                   216,150           218,051          200,649
------------------------------------------------------------------------------------------------------------------------------------


                                                                      5,573,392         4,990,690        2,831,638

Expenses
    Selling, general and administrative                               4,167,896         2,422,523        1,789,644
    Research and development (note 7)                                 2,223,985         1,895,861          813,713
    Amortization                                                        436,359           234,745          122,757
    Rent and utilities                                                  149,522           127,628           90,183
    Bank charges and interest                                             2,222             8,142            6,106
    Research and development - tax credits
       and other government assistance (note 7)                        (330,162)         (206,440)        (463,958)
------------------------------------------------------------------------------------------------------------------------------------


                                                                      6,649,822         4,482,459        2,358,445
------------------------------------------------------------------------------------------------------------------------------------


(Loss) Earnings Before Income Taxes                                  (1,076,430)          508,231          473,193

    Income taxes                                                        545,325           277,751          306,000
------------------------------------------------------------------------------------------------------------------------------------


Net (Loss) Earnings                                             $    (1,621,755)    $     230,480     $    167,193
------------------------------------------------------------------------------------------------------------------------------------


Net (Loss) Earnings Per Share (note 12)
    Basic                                                       $        (0.27)     $        0.04     $       0.04
    Diluted                                                              (0.27)              0.04             0.03
------------------------------------------------------------------------------------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.

                      Consolidated Statement of Cash Flows

                          Year Ended September 30, 2000

                      (Expressed in United States Dollars)





                                                                        2000                1999              1998

Cash Flows from Operating Activities
    Net (loss) earnings                                         $    (1,621,755) $        230,480  $       167,193
    Adjustments for:
      Amortization                                                      436,359           234,745          122,757
      Deferred revenue                                                     -             (105,394)          98,695
      Common stock issued for services                                   76,173             5,700           28,000
------------------------------------------------------------------------------------------------------------------------------------


                                                                     (1,109,223)          365,531          416,645
    Changes in non-cash working capital
      Accounts receivable                                              (673,316)         (693,336)        (522,227)
      Inventories                                                      (859,888)          114,617          (73,038)
      Prepaid expenses                                                 (122,109)         (124,214)          (8,522)
      Accounts payable and accrued charges                            1,439,715           (62,645)         281,828
      Capital taxes payable                                                (286)            7,866            2,406
      Deferred income on shipments to distributors                      998,900              -                -
------------------------------------------------------------------------------------------------------------------------------------


                                                                       (326,207)         (392,181)          97,092
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities
      Net additions to capital assets                                (1,459,348)         (572,342)        (170,842)
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities
      Repayment of bank term loan                                      -                 -                 (55,313)
      Repayment of obligation under capital lease                      -                 -                  (8,350)
      Net proceeds from issuance of common stock                      1,018,289           619,519        4,375,034
------------------------------------------------------------------------------------------------------------------------------------


                                                                      1,018,289           619,519        4,311,371
------------------------------------------------------------------------------------------------------------------------------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                                            (767,266)         (345,004)       4,237,621

Effects of Currency Translation
   Adjustment on Cash                                                    28,149            (2,378)          25,259

Cash and Cash Equivalents - beginning
  of  year                                                            4,474,174         4,821,556          558,676
------------------------------------------------------------------------------------------------------------------------------------


Cash and Cash Equivalents - end of year                         $     3,735,057  $      4,474,174  $     4,821,556
------------------------------------------------------------------------------------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)




1.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

      a)    Basis of Presentation

            V3 Semiconductor, Inc. (the "Company") is incorporated under the laws of the State of Nevada. The consolidated financial statements of the company include the accounts of its wholly-owned subsidiaries, V3 Semiconductor Corp., a Canadian company incorporated under the Ontario Business Corporations Act, and V Cubed Corporation, a California-based company registered in the State of Nevada. All intercompany balances and transactions have been eliminated. The company's principal business activities are the design and development of integrated circuits for the embedded systems market.

      b)    Reclassifications

            Certain items in the prior year's consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

      c)    Revenue Recognition

            Prior to the third quarter of fiscal 2000, revenue was recognized when the products were shipped to the distributors. Certain of the Company's agreements with its distributors permit the right to return up to 10% of products purchased in the previous six months at the end of October and April and provide for price protection. Consequently, an adjustment was made to compensate for anticipated returns. During the year, distributors returned more products to the Company than previously experienced. In light of this new experience, the Company concluded it could no longer reasonably estimate future returns. Accordingly, commencing in the third quarter of fiscal 2000, products shipped to distributors are recognized as revenue when shipped by the distributors to the end customers.

      d)    Inventories

            Raw materials, which are used in the production of computer boards, are valued at the lower of cost and replacement value. Finished goods, which consist of semiconductor chips, are valued at the lower of cost (determined on the average cost basis) and net realizable value.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


1.    Summary of Significant Accounting Policies (cont'd)

      e)    Capital Assets and Amortization

            Capital assets are stated at cost. Amortization, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

                   Furniture and equipment                          20%          Declining balance
                   Computer equipment                               30%          Declining balance
                   Computer software                                30%          Declining balance
                   Patent                                      17 years          Straight-line
                   Leasehold improvements                       5 years          Straight-line

      f)    Share Issue Costs

            Share issue costs are charged against capital stock.

      g)    Research and Development Costs

            Research and development costs are charged to operations as incurred.

      h)    Research and Development Tax Credits

            The Company's Canadian subsidiary has received research and development tax credits from the Canadian government. These tax credits are for capital and operating expenditures directly related to research and development. Tax credits for capital expenditures are netted against the related capital expenditures and amortized as a credit to depreciation expense over the useful life of the related asset. Tax credits for current operating expenditures are recognized in earnings in the year in which the related expenditures are incurred by the Company.

      i)    Foreign Exchange Translation

            The functional currency for the Company's Canadian subsidiary is the Canadian dollar. Gains and losses resulting from translation of the Canadian subsidiary's financial statements into U.S. dollars are accumulated in a separate component of shareholders' equity. Transaction gains and losses are included in income in the year in which they arise.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


1.    Summary of Significant Accounting Policies (cont'd)

      j)    Income Taxes

            The Company records income taxes using the asset and liability method as required by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the year that such tax rates changes are enacted.

      k)    Use of Estimates

            The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

      l)    Employee Stock Plans

            The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB25") "Accounting for Stock Issued to Employees".

      m)    Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents. Cash and cash equivalent balances consist of cash balances and term deposits.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)



1.    Summary of Significant Accounting Policies (cont'd)

      n)    Other Comprehensive Earnings (Loss)

            Accumulated other comprehensive earnings (loss) which consist of the currency translation adjustment are as follows:

                                                                                                         Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                                                                                        Earnings (Loss)

            September 30, 1997                                                                     $        (9,531)
            1998 change                                                                                     25,259
------------------------------------------------------------------------------------------------------------------------------------

            September 30, 1998                                                                              15,728
            1999 change                                                                                    (30,193)
------------------------------------------------------------------------------------------------------------------------------------

            September 30, 1999                                                                             (14,465)
            2000 change                                                                                     28,149
------------------------------------------------------------------------------------------------------------------------------------

            September 30, 2000                                                                     $        13,684
------------------------------------------------------------------------------------------------------------------------------------


     The currency translation adjustment is not adjusted for income taxes as they relate to a long-term investment in a non U.S. subsidiary.


2.    Inventories

                                                                                         2000                 1999

      Raw materials                                                              $         40,473  $        32,424
      Finished goods                                                                      873,288           21,449
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 $        913,761  $        53,873
------------------------------------------------------------------------------------------------------------------------------------



                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)




3.    Capital Assets

                                                                                     Accumulated
                                                                                     Depreciation
                                                                                        and                Net Book
      2000                                                                 Cost     Amortization             Value
------------------------------------------------------------------------------------------------------------------------------------




      Furniture and equipment                                    $      312,718    $      117,346     $    195,372
      Computer equipment                                              1,349,916           618,969          730,947
      Computer software                                               1,678,936           522,641        1,156,295
      Patent                                                             10,922             2,826            8,096
      Leasehold improvements                                             35,786             8,183           27,603
      Computer equipment under capital lease                             20,590            16,308            4,282
------------------------------------------------------------------------------------------------------------------------------------

                                                                 $    3,408,868    $    1,286,273     $  2,122,595
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                    Depreciation
                                                                                        and                Net Book
      1999                                                                 Cost     Amortization             Value
------------------------------------------------------------------------------------------------------------------------------------




      Furniture and equipment                                    $      201,648      $     83,262      $   118,386
      Computer equipment                                              1,015,740           330,717          685,023
      Computer software                                                 615,888           339,085          276,803
      Patent                                                             11,171             2,233            8,938
      Leasehold improvements                                              5,247             1,049            4,198
      Computer equipment under capital lease                             21,060            14,082            6,258
------------------------------------------------------------------------------------------------------------------------------------

                                                                 $    1,870,754      $    771,148      $ 1,099,606
------------------------------------------------------------------------------------------------------------------------------------



4.    Banking Facilities

      The Company has an operating line of credit of up to $130,000 (Cdn $200,000), payable on demand, which bears interest at the Canadian bank prime rate plus 2%, of which none was drawn at September 30, 2000. Advances under the facility are secured by a general security agreement covering substantially all the assets of the Company.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)



5.    Capital Stock

        Authorized
            10,000,000  preferred shares
             3,400,000  special shares
            50,000,000  common shares

                                                                                         2000                 1999


        Issued
             6,025,776  common shares (1999 - 5,743,664) shares                  $          6,025  $         5,743
             Additional paid up capital                                                 7,769,752        6,675,572
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 $      7,775,777  $     6,681,315
------------------------------------------------------------------------------------------------------------------------------------


      The authorized capital stock of the Company consists of 50,000,000 common shares with a par value of $.001 each, 10,000,000 preferred shares, which may be issued in different series and whose rights and privileges are to be determined at the time of issue.

          a) In 1998, the Company undertook a private placement offering (the "Offering") of common shares at $3.50 per common share. The Offering contemplated a minimum of $1,000,000 and a maximum of $5,500,000. In connection with the Offering between the company and The Mason Cabot Division of W.J. Nolan & Co. (the "Placement Agent"), the Placement Agent offered the minimum offering on a "best efforts, all or none" basis and any additional shares up to the maximum offering on a "best efforts" basis. The Company agreed to pay the Placement Agent a fee of 7% of each common share sold, plus an expense allowance of 1.5% of the aggregate purchase price of the common shares sold. The Company also granted to the Placement Agent warrants to purchase 96,505 common shares. Each warrant has a three-year exercise period commencing on the date of the Final Closing (June 22, 1998) at $3.50 per common share. The Company received net proceeds in the amount of $2,188,000 representing the issuance of 687,926 common shares in May 1998. Share issue costs relating to the May 1998 and June 1998 private placement offerings were $219,316 and $210,155 respectively. At September 30, 2000, 25,997 warrants remain unexercised.

          b) During 2000, the Company issued 5,000 common shares in the amount of $73,520 as consideration for legal services.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)



5.    Capital Stock (cont'd)

          c) Stock Purchase Plans

          During fiscal 1996, the board of directors approved an employee share purchase plan. The plan reserves 20,000 common shares for purchase by eligible employees and permits employees to purchase common shares through payroll deductions at a purchase price of 90% of the fair market value of the common shares on the purchase date. No common shares have been issued under this plan.

          During fiscal 2000, the board of directors approved the 2000 Employee Stock Purchase Plan. The plan reserves 200,000 common shares for purchase by eligible employees and permits employees to purchase common shares through payroll deductions at a purchase price of 85% of the fair market value of the common shares on the purchase date. No common shares have been issued under this plan.

          d) Stock Option Plans

          During fiscal 1996, the board of directors approved an Employee Stock Option Plan. Pursuant to the plan, 250,000 common shares are reserved for issue to eligible employees. During fiscal 1997, the board of directors approved an amendment to the Employee Stock Option Plan to increase the shares reserved for issue from 250,000 common shares to 400,000. Options granted under the plan vest over 3 years commencing on the grant date.

          During 1999, the board of directors approved the 1999 Employee Stock Option Plan. Pursuant to this plan, 700,000 common shares are reserved for issue to eligible employees. Options granted under the plan vest over 3 years commencing on the first anniversary of the grant date.

          During fiscal 2000, the board of directors approved the 2000 Employee Stock Option Plan. Pursuant to this plan, 700,000 common shares are reserved for issue to eligible employees. Options granted under the plan vest over 3 years commencing on the first anniversary of the grant date.

          Under the 1996 Employee Stock Option Plan, a total of 569,083 share options were granted and approved by the board of directors during 1996 to 1998 which expire between July 1999 and February 2006. Of this total, 90,833 options were granted to the members of the board of directors and 160,000 options were granted to an officer and director of the Company. The options granted to the officer and director of the company are in addition to the options reserved under the Employee Stock Option Plan. The exercise prices of these options range from $1.75 to $6.25 per share.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)

5.    Capital Stock (cont'd)

             Under the 1999 Employee Stock Option Plan, a total of 713,400 share options were granted and approved by the board of directors during 1999 and 2000, which expire between February 2009 and February 2010. Of this total, 40,000 options were granted to the members of the board of directors and 400,000 options were granted to an officer and director of the Company. The exercise prices of these options range from $3.40 to $18.56 per share.

             Under the 2000 Employee Stock Option Plan, a total of 411,000 share options were granted and approved by the board of directors during the year which expire between November 2009 and August 2010. Of this total, 40,000 options were granted to the members of the board of directors and 50,000 options were granted to an officer and director of the company.

             The Company measures compensation cost for stock issued pursuant to its stock option and stock purchase plans using the intrinsic value based method of accounting prescribed by the United States Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                                                                 2000               1999                1998
                                                                  As                  As                 As
                                                               Reported            Reported           Reported

             Net income (loss)                             $ (1,621,755)        $    230,480      $     167,193

             Net income (loss) per
                share
                    Basic                                         (0.27)                0.04               0.04
                    Diluted                                       (0.27)                0.04               0.03
-----------------------------------------------------------------------------------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)



5.    Capital Stock (cont'd)

             Certain additional disclosures with respect to stock-based compensation are as follows:

             Stock option information:
                                                        2000                       1999                       1998
                                                      Weighted                   Weighted                   Weighted
                                                       Average                    Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                           Number       Price      Number         Price       Number         Price

             Balance - beginning of
                 year                    912,449      $   3.95      548,483     $   3.39      384,083     $   2.87
             Options granted             501,000         17.08      643,900         3.96      164,500         4.59
             Options exercised          (207,547)         4.04     (224,768)        2.76         (100)          -
             Options cancelled           (15,634)        26.26      (55,166)        3.35           -            -
------------------------------------------------------------------------------------------------------------------------------------




             Balance - end of year     1,190,268       $  9.25      912,449     $   3.95      548,483     $   3.39
------------------------------------------------------------------------------------------------------------------------------------


             Exercisable - end of
               year                      325,710                    227,813                   395,096
------------------------------------------------------------------------------------------------------------------------------------


             Stock options outstanding and exercisable as at September 30, 2000 are as follows:

                    Options Outstanding                                              Options Exercisable
                                                                            Weighted
                                                                             Average
                                                                            Remaining
                                                                           Contractual
             Exercise Price                       Number                   Life (Years)                      Number

             $   1.75 - 2.22                        44,800                        0-3.0                       92,977
                 3.40 - 3.88                       456,633                      3.1-6.0                       50,300
                 4.00 - 4.63                       119,901                      6.1-9.0                      182,433
                 5.00 - 8.44                        66,467
                 9.03 - 9.69                       178,467
                 10.29 - 12.70                      13,500
                 14.09 - 18.56                     177,500
                 21.19 - 31.47                     133,000
------------------------------------------------------------------------------------------------------------------------------------
                                               1,190,268                                                   325,710
------------------------------------------------------------------------------------------------------------------------------------


6.    Other Income

      Other income consists of the following:
                                                                           2000             1999              1998

      Royalty income                                            $        27,996       $    56,854        $  91,136
      Consulting fees                                                       -                 -             36,122
      Interest                                                          188,154           161,197           73,391
------------------------------------------------------------------------------------------------------------------------------------

                                                                $       216,150       $   218,051        $ 200,649
------------------------------------------------------------------------------------------------------------------------------------

      The Company's Canadian subsidiary entered into a royalty agreement with one of its suppliers whereby the supplier was granted the right to sell certain products of the Company. The royalty agreement provided for a 50% royalty payment on the first 100,000 units shipped to customers, 7.5% on the next 300,000, 5% on the next 200,000 and 2.5% on units above 600,000 up to a maximum royalty payment of approximately $1.7 million. As at September 30, 2000, approximately $1.65 million of royalty payments have been received to date. Royalty revenue is recognized in accordance with the terms of the royalty agreement. The royalty agreement was terminated in 1996.


7.    Research and Development

      a)    Government Assistance:

            Research and development is undertaken by the Canadian subsidiary. The Company received government assistance covering a portion of the salaries incurred on qualifying research and development projects. Government assistance has been accrued and included in research and development - tax credits and other government assistance as follows:

            2000                                                $          -
            1999                                                      16,615
            1998                                                     157,958

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


7.    Research and Development (cont'd)

      b)    Investment Tax Credits ("ITCs")

            The Company's Canadian subsidiary incurs current and capital expenditures which are eligible as scientific research and experimental development ("SR&ED") expenditures. The Company earns ITCs at a rate of 20% on SR&ED expenditures each year. These ITCs are available for application against the Canadian subsidiary's federal income taxes payable. Unclaimed ITCs can be carried forward for a period of ten years. The Company has unclaimed ITCs in the amount of $ 778,671 which expire in September 2010.

            ITCs have been included in research and development tax credits and other government assistance each year as follows:

            2000                   $  330,162
            1999                      189,825
            1998                      306,000

            In the current year, $215,163 (1999 - $110,823; 1998 - $ nil) of
            ITCs were netted against the capital assets acquired for research and development purposes.

      c)    Research and Development Expenditures

            The Company's Canadian subsidiary incurs SR&ED expenditures which can be deducted against taxable income. The company has undeducted SR&ED expenditures of approximately $ 5,240,884 available to be deducted against future years' taxable income and can be carried forward indefinitely.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


8.    Income Taxes

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 are presented below:

                                                                         Canada       United States        Total

      Deferred tax assets
          Net operating loss carryforwards                          $      -         $     16,300      $    16,300
          Unclaimed research and development
            expenditures                                              1,660,951              -           1,660,951
          Unclaimed investment tax credits                              778,671              -             778,671
------------------------------------------------------------------------------------------------------------------------------------
          Total gross deferred tax assets                             2,439,622            16,300        2,455,922
          Less:  valuation allowance                                  1,262,976            16,300        1,279,276
------------------------------------------------------------------------------------------------------------------------------------
          Net deferred tax assets                                     1,176,646              -           1,176,646
      Deferred tax liabilities
          Fixed assets                                                  149,927              -             149,927
          Investment tax credits                                        585,206              -             585,206
          Deferred sales to distributor                                 441,513              -             441,513
------------------------------------------------------------------------------------------------------------------------------------
          Total gross deferred tax liabilities                        1,176,646              -           1,176,646
------------------------------------------------------------------------------------------------------------------------------------
      Net deferred tax liability                                    $  -             $       -         $      -
------------------------------------------------------------------------------------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


8.    Income Taxes (cont'd)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 are presented below:

                                                                         Canada    United States             Total
      Deferred tax assets
          Net operating loss carryforwards                          $      -          $    87,600      $    87,600
          Unclaimed research and development
            expenditures                                                896,600              -             896,600
          Unclaimed investment tax credits                              590,500              -             590,500
------------------------------------------------------------------------------------------------------------------------------------
          Total gross deferred tax assets                             1,487,100            87,600        1,574,700
          Less:  valuation allowance                                  1,096,900            87,600        1,184,500
------------------------------------------------------------------------------------------------------------------------------------
          Net deferred tax assets                                       390,200              -             390,200
      Deferred tax liabilities
          Investment tax credits                                        390,200              -             390,200
------------------------------------------------------------------------------------------------------------------------------------
          Total gross deferred tax liabilities                          390,200              -             390,200
------------------------------------------------------------------------------------------------------------------------------------
      Net deferred tax liability                                    $      -          $      -         $      -
------------------------------------------------------------------------------------------------------------------------------------
      At September 30, 2000, the Company's United States subsidiary had operating loss carryforwards for income tax purposes which expire as follows:

            2009                                                                                       $    20,541
            2019                                                                                       $    16,300
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $    36,841
------------------------------------------------------------------------------------------------------------------------------------
      The effective tax rate on income is different from the statutory income tax rate as follows:

                                                                              %                %                 %
                                                                           2000             1999              1998

      Statutory tax rate                                                   44.2              44.6             44.6
      Effect of ITC claims                                                 39.9             (15.2)           (28.8)
      Other                                                                 2.1              (1.0)             0.7
      Deferred income on shipments to distributors, tax effected          (53.3)               -                -
      SR&ED expenditures not tax effected                                 (86.9)             34.7             96.3
      Losses unutilized (utilized) not tax effected                          -               (8.4)           (48.1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (54.0)             54.7             64.7
------------------------------------------------------------------------------------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)

9.    Related Party Transactions

      A stockholder provided consulting and management services for fees which are included in research and development expenses as follows:

            2000          $       -
            1999                  -
            1998             28,246


10.   Commitments

      The following is a list of guarantees or commitments entered into by the
      Company:

      a) The Company leases office premises under operating leases which expire in 2002.

            2001                 $  77,866
            2002                    10,203
            ------------------------------
                                 $  88,069
            ------------------------------


      b) The Company has entered into a five-year employment agreement with its President and Chief Executive Officer, which commenced in February 1996. The employment agreement provides for an annual base salary of approximately $166,500 (Cdn $250,000).

      c) The Company entered into an enforceable agreement to licence certain products of InSilicon Corporation. Royalty payments, ranging from $0.10 to $0.15 per unit, commence after prototype sign-off . After three years the royalty payments per unit will reduce by 50% and will discontinue after five years. The agreement remains in effect for one year and is automatically renewed for subsequent one year periods unless terminated by either party.

      d) The Company has guaranteed its major distributor an overall gross profit margin of 30% on all its products. If the distributor does not maintain an overall gross profit margin, on a calendar year basis, of 30%, the Company will compensate the distributor the difference. The guarantee is offered on a year by year basis. Fiscal 2000 was the first year the distributor did not achieve the 30% gross margin and the Company had to compensate them.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


11.   Contingent Liabilities

      A lawsuit was instituted against the Company's subsidiary by a former employee for entitlement of additional preferred shares of the company in 1995. The Company has contested the legal action and management believes that it has a valid defence in this matter. The Company cannot estimate the reasonable possible loss from the contingency as neither the number of additional shares nor a dollar amount was specified on the claim.


12.   Net Earnings (Loss) Per Share

      Net earnings (loss) per share has been calculated using the weighted average number of common and special shares outstanding during the years. Special shares have been included in the weighted average number of shares outstanding as the special shares are exchangeable into common shares of the Company (note 5).

      The weighted average number of common and special shares outstanding which was used to calculate the net earnings (loss) per share was:

            2000          5,902,762
            1999          5,563,788
            1998          4,742,496

      Application of the provisions of Statement of Financial Accounting Standards No. 128 results in disclosure of two earnings per share measures, basic and assuming dilution, on the face of the consolidated statements of operations.

      The reported net earnings represents the net earnings available to common and special stockholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both earnings per share measures:

                                                                           2000             1999              1998
      Common and special  shares outstanding - beginning
            of year                                                   5,743,664         5,517,996        4,135,238
      Weighted average shares issued                                    159,098            45,792          607,258
------------------------------------------------------------------------------------------------------------------------------------
      Average shares outstanding - basic                              5,902,762         5,563,788        4,742,496

      Effect of dilutive securities:
        Dilutive shares contingently
          issuable upon the exercise of stock options
          and warrants                                                     -              850,382          487,284

      Shares assumed to have been purchased
         for treasury with assumed proceeds from
         the exercise of stock options and warrants                        -             (695,907)        (384,782)
------------------------------------------------------------------------------------------------------------------------------------
      Average shares outstanding - assuming dilution                  5,902,762         5,718,263        4,844,998
------------------------------------------------------------------------------------------------------------------------------------

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)

      The number of contingently issuable shares which have not been included in the calculation of net earnings (loss) per share for the year ended September 30, 2000 is 6,490,567 as the effect would be anti-dilutive due to the Company's net loss position.


13.   Segmented Information

      The Company's operations involve a single operating segment - the design and development of integrated circuits for the embedded systems market. Substantially all the operations of the Company are conducted by, and assets held by, the Canadian subsidiary. Financial information, summarized by geographic area, is as follows:

                                                                           2000             1999              1998

      Sales

      Canada                                                    $     7,707,766       $ 6,790,144     $  3,821,512
      United States                                                     250,000           866,000          508,940
      Corporate - United States                                            -                 -                 -
      Eliminations                                                     (250,000)         (866,000)        (508,940)
------------------------------------------------------------------------------------------------------------------------------------




      Total sales                                               $     7,707,766       $ 6,790,144     $  3,821,512
------------------------------------------------------------------------------------------------------------------------------------


      (Loss) Earnings Before Income Taxes

      Canada                                                    $      (597,295)      $   443,910     $    565,027
      United States                                                    (293,600)          127,965           (9,703)
      Corporate expenses - United States                               (181,876)          (62,592)         (87,664)
      Eliminations                                                       (3,659)           (1,052)           5,533
------------------------------------------------------------------------------------------------------------------------------------




      Total (Loss) Earnings Before Income Taxes                 $    (1,076,430)      $   508,231     $    473,193
------------------------------------------------------------------------------------------------------------------------------------
      Assets

      Canada                                                    $     6,077,176       $ 3,169,575     $  1,721,251
      United States                                                      42,519            89,762           38,342
      Corporate - United States                                       3,058,506         3,979,679        4,445,060
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                              $     9,178,201       $ 7,239,016     $  6,204,653
------------------------------------------------------------------------------------------------------------------------------------


      The corporate assets consist mainly of cash and cash equivalents. The United States operations provide marketing services exclusively to the Canadian subsidiary.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)


13.   Segmented Information (cont'd)

      The Company has several customers whose sales represent a significant portion of the Company's total assets. Sales to each of the three major customers for the year ended September 30, 2000 were $3,738,089, $1,096,802 and $1,023,265, respectively. Sales to each of the four major customers for the year ended September 30, 1999 were $3,777,000, $640,000, $525,000 and $416,000, respectively. Sales to each of the four major customers for the year ended September 30, 1998 were $1,572,000, $397,000, $360,000 and $317,000, respectively. Sales to all customers are conducted in United States dollars.

      Export sales by the Company's Canadian subsidiary were as follows:

                                                                           2000             1999              1998

      United States                                             $     2,994,123      $  1,903,036     $  1,630,091
      Europe                                                            411,317            16,706            7,576
      Asia                                                              517,808           499,897          201,453
      Middle East                                                       197,523           527,702          397,382
------------------------------------------------------------------------------------------------------------------------------------
                                                                $     4,120,771      $  2,947,341     $  2,236,502
------------------------------------------------------------------------------------------------------------------------------------


      The Company's largest customer is being investigated by the U.S. Federal Bureau of Investigation relating to certain industry practices known as "ship from stock and debit". Ship from stock and debit is a practice where distributors purchase parts from suppliers at inflated prices and, subsequently, receive credits or rebates when a sale is made to a customer at a price that is below the list price for such parts.

      The customer has advised the Company that it does not believe that it has committed any wrongdoing and that such investigation will not affect business transactions with the company. In the event that the customer ceases operations, the Company's business could be materially adversely affected.


14.   Financial Instruments

      The reported values of financial instruments which consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)

15.   Concentration of Credit Risk

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


16.   Subsequent Events

      The following is a list of subsequent events considered significant to disclose in the notes to the consolidated financial statements:

      a) On February 14, 2001, the Company's common stock was delisted from The Nasdaq National Market due to non-compliance with section 13 or 15(d) of the Securities Exchange Act of 1934, failure to file its annual report on Form 10-KSB by the required date.

      b) Subsequent to year end the Company's President and Chief Executive Officer resigned from his position. The Company and Mr. Zambakkides have agreed upon a severance package worth $360,800 (Cdn. $541,700). As well, the Company's Chief Financial Officer was terminated subsequent to year end. The Company and Mr. Smart have agreed upon a termination package valued approximately $56,500 (Cdn. $84,900).

      c) The Company entered into a licence agreement with Palmchip Corporation in order to incorporate its intellectual property in the production of its semiconductor chips. The total commitment is for approximately $200,000. A royalty fee of $0.15 for each silicon chip shipped in the first 36 months and $0.10 for each silicon chip shipped in the next 29 months to a maximum of 65 months. The licence agreement is in effect for a period of four years unless terminated by either party.


17.   New Accounting Standards Not Yet Adopted

      FAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires derivative instruments to be recognized in the balance sheet at fair value. Changes in the fair value of the derivative instruments are recognized in earnings in the period of change, unless they are designated as hedging instruments. FAS 133 is required to be adopted on October 1, 2000.

      The adoption of this new accounting standard did not materially affect its historical results of operations or shareholder's equity.

                             V3 SEMICONDUCTOR, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 2000

                      (Expressed in United States Dollars)




17.   New Accounting Standards Not Yet Adopted (cont'd)

      The Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the company in the first quarter of fiscal year 2001. Management believes that its revenue recognition policy is consistent with the guidance of SAB 101.

      In March 2000, FASB interpretation NO. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN 44 clarifies the following: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the company's financial position or results of operations.